Form 10KSB
period 2005-12-31
CNB Financial Corp.
filed 2006-03-29
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________to______________

Commission File Number: 000-51685

CNB FINANCIAL CORP.
(Name of small business issuer in its charter)

MASSACHUSETTS	20-3801620
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer ID)

33 Waldo Street, P.O. Box 830, Worcester, MA	01613-0830
(Address of principle executive offices)	(Zip Code)

Issuer’s Telephone Number: (508) 752-4800

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    YES [ ]     NO [x]

The issuer’s revenues for its fiscal year ended December 31, 2005, were $13,041,000.

The aggregate market value of the issuer’s voting and non voting common equity held by non-affiliates (based upon the trading price of $14.75 per share for the issuer’s Common on December 28, 2005, and for the purpose of this computation only, on the assumption that all of the issuer’s directors and officers are affiliates) was approximately $22,784,000.

At March 28, 2006, the registrant had 2,114,350 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

CNB Financial Corp.

Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1-DESCRIPTION OF BUSINESS

General Description of Business

Organization

CNB Financial Corp. (the “Company”) was formed on December 16, 2005 upon the reorganization of Commonwealth National Bank (the “Bank”) into a bank holding company structure. The reorganization of the Bank was approved by shareholders of the Bank on August 23, 2005 and subsequently approved by the Office of the Comptroller of the Currency (“OCC”). The Federal Reserve Bank of Boston (‘FRBB”) approved the application of the Company to acquire 100% of the capital stock of the Bank. The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001. The Bank received approval of its application for Federal Deposit Insurance from the Federal Deposit Insurance Corporation (“FDIC”) effective November 19, 2001 and commenced its banking business on the same day.

In order to facilitate the organization of the Bank and provide necessary capital, certain of the persons who are now directors of the Bank and/or the Company and others (the “Organizers”) established X Corporation, a Massachusetts corporation, (the “Corporation”) on November 24, 1999. Such persons subscribed to a total of 92,500 shares of the common stock, par value $10.00 per share, or $925,000 in the aggregate. The Corporation was formed to undertake organizational activities necessary for the formation of a national bank, and the proceeds of the sale of its capital stock funded those activities. The Bank’s initial capital was raised in a self-underwritten, initial public offering of shares of its common stock, par value $5.00 per share (“Common Stock”), through which it issued 1,389,461 shares of Common Stock at a price of $10.00 per share. The Bank’s second capital offering was a self-underwritten rights and community offering which closed December 12, 2003. The offering involved the sale of units at $9.25 per unit. Each unit included one share of common stock and a warrant to purchase one-fourth share of common stock on or before September 30, 2006 at a price of $11.00 per whole share. This offering resulted in the issuance of 721,581 shares of common stock plus warrants to purchase 180,395 shares at $11.00 per share. The warrants expire September 30, 2006. Upon reorganization of the bank into a holding company structure on December 16, 2005, the holding company issued debentures through a private placement in the amount of $7,732,000, $5.8 million of which qualifies as Tier 1 capital per regulatory definitions. Subsequently, $5.5 million of these funds were down-streamed to the Bank in the form of capital which qualifies for Tier 1 capital per applicable banking regulations.

The Business of CNB Financial Corp. and Commonwealth National Bank

General: The Company does not have operations aside form its ownership of all of the issued and outstanding stock of the Bank. The bank is the Company’s sole operating subsidiary. The Company, through the Bank, provides customary retail and commercial banking products and services, including checking and savings accounts, time deposits, IRAs, commercial, consumer, and real estate loans to customers located primarily in the Worcester, Massachusetts market area.

The Company relies mainly on local advertising and promotional activities and on personal contacts by its directors, officers, employees and shareholders to attract business and to acquaint potential customers with the Company’s personalized service. The Company emphasizes a high degree of personalized service in order to be able to serve each customer’s banking needs. The Company operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and three branch offices: 1 West Boylston Street, Worcester, Massachusetts; 564 Main Street, Shrewsbury, Massachusetts; and 701 Church Street in the Whitinsville section of Northbridge, Massachusetts. Two additional branches are expected to open in 2006.

Loan Portfolio: The Bank originates commercial, industrial, commercial real estate, home equity, residential and consumer loans. Commercial and industrial loans include operating lines of credit and term loans made to small and medium-sized businesses. Business assets such as accounts receivable and equipment typically secure such loans. Commercial real estate loans are primarily secured by either borrower-occupied business real estate or investment real estate. Home equity loans and lines of credit are secured by the borrower’s residence. One-to-four-family owner-occupied residences secure residential mortgage loans. Consumer loans to individuals include installment loans secured by automobiles and other assets and overdraft protection lines of credit, which are generally unsecured.

Certain risks are involved in granting loans, which primarily relate to the borrower’s ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, the risks are assessed through a review of the borrower’s financial information, past and current credit history, the collateral being used to secure the transaction and other factors.

Investment Activities: The Bank maintains a portion of its assets in investment securities, which consist primarily of U.S. Government and agency obligations, including mortgage-backed securities.

The officers of the Bank, in accordance with investment policies established by the Bank’s Board of Directors and with the assistance of an investment advisory firm, manage the Bank’s investment portfolio. The objectives of the Bank’s investment policy are to provide liquidity and diversification of assets and earnings.

Deposits: The Bank sources its deposits from retail and commercial customers located primarily in the Worcester marketplace as a result of its competitively priced deposit products and a local advertising campaign. The deposit portfolio is comprised of savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts and certificates of deposit of personal, corporate and municipal account holders.

Competition: The Bank faces competition, both from within and outside of its primary market area, in all aspects of its business. Many of these other institutions have substantially greater financial resources than the Bank. Competitors for deposits include existing banks and credit unions, insurance companies, brokerage firms, mutual funds and other financial institutions. The Bank competes for commercial loans with a number of banks within its service area. The Bank competes for consumer loans, such as home equity loans, installment loans and automobile loans with existing banks, mortgage companies and credit unions doing business in its market area. Its competitors also consist of out-of-state banks, local offices of national financial companies and financial subsidiaries of automobile manufacturers.

Personnel: At December 31, 2005, the Bank employed 47 full-time employees and 9 part-time employees. The Bank provides a number of benefits such as health, disability, and life insurance for qualified employees. None of the Bank’s employees are subject to collective bargaining agreements. The Bank currently does not have employment agreements with any officers or employees. The Compensation Committee on behalf of the Board of Directors is currently negotiating change in control agreements with each of the five Executive Officers which would provide for severance pay in the event a change in control occurred.

Supervision and Regulation: The Company is subject to supervision, regulation and periodic examination by the United States Securities and Exchange Commission (“SEC”) and the FRBB. The Bank is subject to supervision, regulation and periodic examinations by the OCC and the FDIC. Earnings of the Company and the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirement of maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policies, international currency regulations and monetary policies, and capital adequacy and liquidity restraints. The Company and the Bank are required to file quarterly and annual reports with the SEC, the OCC, the FRBB and the FDIC and such additional information as the SEC, OCC, FRBB or the FDIC may require.

ITEM 2-DESCRIPTION OF PROPERTY

Company and Bank Premises

The Bank leases administrative and banking offices located at 33 Waldo Street, Worcester, Massachusetts. The Waldo Street facility lease is for an initial term of fifteen years, which term ends in the year 2016, and provides two five-year renewal options. Leasehold improvements were made at a cost of approximately $440,000. This amount includes the construction of a drive-through teller and ATM lane. Gross rentals during the initial term were $16.73 per square foot including parking for employees and customers, heating and air conditioning. Rentals increase at the rate of 7% every third year. The lease is currently in the second three year period of the initial term and the Bank’s effective costs are now $17.91 per square foot plus escalations. The Bank directly pays costs for electricity serving the Bank’s premises and signs, as well as cleaning and snow removal costs. The lease includes escalation clauses wherein the Bank will share in 30% of the increases in the costs for electricity servicing tenant common areas, heating and real estate tax incurred by the landlord compared to the base year of 2000.

On March 6, 2003 a lease for 2,820 square feet in the multi-tenant building, at 1 West Boylston Street, Worcester, Massachusetts was executed with a term commencement date of December 1, 2002. The lease includes an initial term of twenty years and provides two five-year renewal options. Leasehold improvements were made at a cost of approximately $133,000. Gross rentals during the initial term are $28.50 per square foot ($80,370 per annum) including parking for employees and customers, heating and air conditioning. Lease payments increase to $32.78 per square foot ($92,440 per annum) at the commencement of the fourth year of the lease term. Commencing with the seventh year of the lease, and at the beginning of each lease year thereafter, lease payments increase by a percentage equal to the most recent annual percentage increase in the Consumer Price Index (CPI). The lease includes escalation clauses wherein the Bank will share in increases in the common area maintenance costs.

On June 6, 2002 the Bank executed a ground lease for 28,253 square feet of land at 572 Main Street, Shrewsbury, Massachusetts. The lease includes an initial term of twenty years and provides eleven five-year renewal options. Lease payments during the first five years are $36,000 per year. During subsequent years the rent payments increase in accordance with the annual increase in the CPI less an amount of $3,000. The Bank constructed a building upon the leased site at a cost of approximately $523,000. Completed during January of 2003, the building opened as a bank branch facility on January 27, 2003.

During 2004 the Bank purchased a parcel of land at 701 Church Street, Northbridge, Massachusetts and constructed an office building at a cost of approximately $580,000. Upon completion of the building, the Bank sold the premises and entered into a leaseback agreement for an initial term of twenty years, which term ends in 2024 and provides for two five year extension options. On November 15, 2004 the Bank opened a bank branch facility at the building. Gross rentals will increase by 3% annually during the initial twenty year term. The gross rent for the current twelve-month period (11/1/05 to 10/31/06) is equal to $66,950.

On September 21, 2004, the Bank executed an offer to purchase a parcel of land in North Oxford, Massachusetts. If purchased, the Bank intends to construct an office building for the purpose of opening a bank branch facility. A final decision regarding the potential purchase is dependent upon the resolution of various site issues.

On January 27, 2006, the Bank executed a lease for approximately 2,000 square feet in a multi-tenant building under construction, at 1393 Grafton Street, Worcester, Massachusetts with a term commencement date to be determined by the completion date of the building’s construction. The lease includes an initial term of ten years and provides three five-year renewal options. Gross rentals during the five years are $16.00 per square foot ($32,000 per annum) including parking for employees and customers, heating and air conditioning. Lease payments increase by 2% per year at the commencement of the sixth year of the lease term. The lease includes escalation clauses wherein the Bank will share in increases in the common area maintenance costs, insurance and real estate taxes.

In the opinion of management, the foregoing properties are adequately covered by insurance.

In general, the Company and the Bank are permitted to make investments, subject to applicable banking laws and regulations. The Company and the Bank do not regularly invest in real estate, although the Bank’s business involves the making and purchasing of real estate loans. The Bank’s investment policy permits it to invest in mortgage-backed securities. This investment authority is subject to limitations regarding quality, maturity and concentration.

ITEM 3-LEGAL PROCEEDINGS

Neither the Company nor the Bank currently is party to any pending legal proceedings, other than routine matters incidental to the business of banking. The Company is not aware of any proceedings contemplated by any governmental entity.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company’s security holders.

PART II

ITEM 5- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

At present, there is a limited public trading market for the Company’s Common Stock, which is listed on the Over-The-Counter Bulletin Board (OTCBB) under the symbol CFNA. At the date hereof, there are approximately 725 holders of record of the Company’s Common Stock. The Company has not declared a dividend on its Common Stock.

The following table gives the high and low sales prices for the Company’s common stock on the OTC Bulletin Board for the last two fiscal years. High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
	Sales Price
	High	Low
1st Quarter 2004	$12.00	$9.25
2nd Quarter 2004	$13.50	$11.50
3rd Quarter 2004	$17.25	$12.30
4th Quarter 2004	$13.20	$12.30
1st Quarter 2005	$13.00	$12.40
2nd Quarter 2005	$12.85	$10.80
3rd Quarter 2005	$11.95	$10.25
4th Quarter 2005	$14.75	$8.65

National banks are subject to significant regulatory restrictions on the payments of cash dividends. In light of these restrictions on the Bank and the need for the Company to retain and build capital, the Boards of Directors of the Company and the Bank plan to reinvest earnings for the period of time necessary to further support successful operations. As a result, the Company has not declared any dividends and does not plan to pay dividends in the near future so it may further support growth. The Company’s future dividend policy therefore will depend on earnings, capital requirements and financial condition and on other factors that the Company’s Board of Directors considers relevant.

The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits, as defined for that year combined with its retained new profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stocks. The payment of dividends by the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

EQUITY COMPENSATION PLAN INFORMATION

The following schedule provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	196,055	$ 11.41	202,345

Equity compensation plans not approved by security holders	-	-	-
Total	196,055	$ 11.41	202,345

The equity securities described in the chart, above, have been issued pursuant to the Bank’s 2001 Stock Option Plan (the “Plan”). On November 6, 2001, the shareholders’ voted to approve the Plan for employees and directors of the Bank. Upon the reorganization of the Bank into a bank holding company structure on December 16, 2005, the Company assumed the Plan. The Compensation Committee of the Bank’s Board of Directors administrates the Plan, which has 400,000 shares authorized for grant. Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award is determined by the Compensation Committee of the Board of Directors on the date of grant. The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date. On April 18, 2002, the Board of Directors authorized the granting of 65,650 shares at the fair market value of $10.00 per share to the employees of the Bank under the provisions of this Plan. On April 17, 2003, the Board of Directors authorized the granting of 35,815 shares at the then fair market value of $9.00 per share to the employees of the Bank under the provisions of this plan. On April 15, 2004, the Board of Directors authorized the granting of 52,625 shares at the then fair market value of $13.50 per share to the employees of the Bank under the provisions of this plan. On April 21, 2005, the Board of Directors authorized the granting of 49,350 shares at the then fair market value of $12.75 per share to the employees of the Bank under the provisions of this plan. On May 19, 2005 shareholders approved amending the plan to increase the authorized number of shares to from 200,000 to the current 400,000. During the period after the issuance of the options and prior to December 31, 2005, a total of 1,600 options were exercised and certain employees forfeited a total of 5,785 option shares as the result of voluntary resignations. Therefore, the number of options outstanding at December 31, 2005 equaled 196,055. The weighted average exercise price to the remaining outstanding options is equal to $11.41 per share.

ITEM 6-MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company’s national bank subsidiary received its banking charter effective November 19, 2001 and operates as a national bank, offering banking deposit and loan service to individuals, municipalities and small to medium sized businesses in the Worcester, Massachusetts marketplace.

The operating results of the Company and the Bank depend primarily upon net interest income, which is the difference between interest on interest-earning assets, primarily loans and investments securities, and interest expense on interest-bearing liabilities, primarily deposits. Net earnings are also affected by non-interest income as well as non-interest expense, such as compensation and benefits, building and occupancy expense, and other operating expenses.

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2004 as well as the results of operations during the year ended December 31, 2005.

The Company’s financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of its financial condition. See Item 7 and Part F/S of this Form 10-KSB.

Forward-looking Statements Safe-Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Liquidity and Interest Rate Sensitivity

The Company’s net interest income, its primary source of earnings, will fluctuate with interest rate movements. To lessen the impact of changes in the interest rates, the Company endeavors to structure the balance sheet so there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-bearing assets in order to match the variability of interest rates paid on the Company’s interest bearing liabilities. Imbalance among interest bearing assets and liabilities at any point in time constitutes interest rate risk.

Interest rate risk includes interest rate sensitivity. Sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position (or GAP) is the difference in the volume of rate sensitive assets and liabilities for a given maturity or repricing period. The general objective of GAP management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin of the Company. The Company attempts to maintain an industry acceptable balance between rate sensitive assets and liabilities.

The Company regularly evaluates asset mix of the balance sheet in terms of several variables: yield, credit quality, maturity, and appropriate funding sources and liquidity. To manage the balance sheet’s liability mix effectively, the Company focuses primarily on expanding the deposit base by providing a high level of customer service.

As growth in assets continues, the Company will continuously structure its rate sensitivity position in an effort to protect against rapidly rising or falling interest rates. The Asset/Liability Committee, which meets on a quarterly basis, develops and implements the Company’s strategy for managing the potential impact of changing interest rates.

Liquidity represents the ability to provide sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals, payment of debt and operating obligations. The Company’s ability to maintain and increase deposits will serve as its primary source of liquidity. In addition, the Company’s liquidity may be supplemented through the use of borrowings or by converting portions of the investment security portfolio to cash.

The Company knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, its liquidity increasing or decreasing in any material way in the foreseeable future, other than through its normal banking operations.

Capital Adequacy

The Company has been successful in achieving the primary targets contained within its business plan, as evidenced by the substantial growth in the loan and deposit portfolios and thus, substantial growth in total assets. The business plan for 2006 reflects continued levels of significant growth in quality loans, deposits and total assets, and continued profitability on a quarter-to-quarter basis. The Company anticipates in its 2006 Business Plan that current levels of Stockholders’ Equity, coupled with a continuation of profitable operations, will be sufficient to support such growth in total assets by meeting the FDIC, OCC and FRB requirements for capital adequacy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the Company’s financial condition and operating results should be read in conjunction with the accompanying consolidated Financial Statements and the notes thereto and selected statistical information appearing in Part F/S of this Form 10-KSB.

RESULTS OF OPERATIONS

Summary

The Company recorded a consolidated net income of $2,565,000 for the full year 2005 and a consolidated net income of $286,000 for the full year 2004. The significant year over year improvement in profitability resulted from the substantial growth in average earning assets (29%), which in turn caused a 35% (or $2.0 million) growth in net interest income. During the third quarter of 2005, the company also reduced the valuation reserve for the tax loss carry forward and recorded a $1.5 million tax benefit.

Net Interest Income

The Company’s overall operating performance is largely dependent upon its net interest income, which is the difference between the income the Company earns on interest earning assets such as loans and investments and the interest the Company pays for its deposits and borrowed funds. As the Company’s primary source of earnings, net interest income will fluctuate with interest rate movements. To lessen the impact of changes in interest rates, the Company endeavors to structure the balance sheet so that there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-bearing assets in order to match the variability of interest paid on the Company’s deposits and other interest bearing liabilities. Imbalance among interest bearing assets and liabilities at any point in time constitutes interest rate risk. During 2005 the Company generated $12,580,000 in interest income, which was offset by interest expense of $4,877,000, resulting in net interest income of $7,703,000. The resultant net yield on interest earning assets increased by .16% during 2005 and equaled 3.60% for the year. During the prior year the Company generated $8,578,000 in interest income, which was offset by interest expense of $2,869,000, resulting in net interest income of $5,709,000. The resulting net yield on interest earning assets equaled 3.44% for the full year 2004.

The following table presents condensed annual average balance sheet categories and the average yields and costs for each category during the years ended December 31, 2005 and 2004. The interest income, net interest income, asset yields, interest rate spread and net interest margin are portrayed on a taxable equivalent basis.

Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

	Year Ended December 31, 2005			Year Ended December 31, 2004

	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Rate
(Fully Taxable Equivalent)
INTEREST EARNING ASSETS
Total Loans (1)	$163,577,000	$10,638,000	6.50%	$127,952,000	$7,406,000	5.79%
Investments, Fed Funds and Int. Bearing Balances	50,566,000	1,944,000	3.84%	37,995,000	1,172,000	3.08%
Total Interest Earning Assets	214,143,000	12,582,000	5.88%	165,947,000	8,578,000	5.17%

Allowance for Loan Losses	(2,296,000)			(1,631,000)
Cash and Due From Banks	4,858,000			4,096,000
Premises and Equipment	1,914,000			2,103,000
Other Assets	1,756,000			660,000
Total Assets	$220,375,000			$171,175,000

INTEREST BEARING LIABILITIES
Savings, NOW and Money Market Deposits	56,321,000	965,000	1.71%	52,577,000	680,000	1.29%
Time Deposits	93,961,000	2,888,000	3.07%	65,791,000	1,679,000	2.55%
Borrowed Funds	30,180,000	1,003,000	3.33%	18,614,000	510,000	2.74%
Trust Preferred	329,000	21,000	6.26%	-	-	-
Total Interest Bearing Liabilities	180,791,000	4,877,000	2.70%	136,982,000	2,869,000	2.10%
Demand Deposits	22,968,000			18,785,000
Total Deposits and Borrowed Funds	203,759,000	4,877,000	2.39%	155,767,000	2,869,000	1.84%
Other Liabilities	557,000			548,000
Stockholders' Equity	16,059,000			14,860,000
Total Liabilities and Stockholders' Equity	$220,375,000			$171,175,000
Net Interest Income		$7,705,000			$5,709,000
Interest Rate Spread			3.48%			3.33%
Net Yield on Interest Earning Assets (Net Interest Margin)			3.60%			3.44%

(1) No (1) Non-accrual loans are included in average amounts outstanding.

The following table depicts the composition of average earning assets and interest bearing liabilities. The earning asset ratio reflects the percentage of total assets that are interest earning. The free funds ratio depicts the percentage of interest earning assets that are supported by non-interest bearing liabilities.

Composition of Average Earning Assets and Interest Bearing Liabilities	2005	2004
As a percentage of average earning assets
Loans	76.4%	77.1%
Other earning assets	23.6%	22.9%
Average earning assets	100.0%	100.0%

Savings and NOW	26.3%	31.7%
Certificates of deposit	43.9%	39.6%
Borrowed funds	14.3%	11.2%
Average interest bearing liabilities	84.5%	82.5%

Earning asset ratio	97.2%	96.9%

Free-funds ratio	15.6%	17.5%

Provision for Loan Losses

The Company provided for a $590,000 addition to the allowance for loan losses through charges to operations during the full year 2005, compared to a provision of $612,000 during 2004. The 2005 provision caused the allowance for loan losses to equal $2,615,000 or 1.45% of total loans at December 31, 2005. Management, based upon known circumstances and conditions, determines the level of allowance for loan losses. In addition to assessing risk on individual loans, the Company considers industry trends, regional and national economic conditions, and past estimates of losses as compared to actual losses. One loan in the amount of $2,000 has been charged off since the inception of the Company. At December 31, 2005, loans in the amount of $1,287,000 were in non-accrual status. No loans accruing interest were past due 30 days or more. It is the Company’s policy to discontinue the accrual of interest on loans once they become 90 days past due or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on non-accrual status, any interest that is collected will be recorded on a cash basis.

Non-Interest Income

Total non-interest income amounted to $461,000 for the full year 2005 compared to $364,000 for 2004. The source of this income is primarily fees and service charges on deposit accounts and loan document preparation fees. The increase was caused by a significant increase in the number of the Company’s deposit account holders and loan customers.

Non-Interest Expense

Total non-interest expense amounted to $6,500,000 for 2005 compared to $5,205,000 during 2004. Compensation and employee benefits amounted to $3,381,000 equaling 52% of total non-interest expense during 2005 compared to the 2004 cost of $2,707,000 (which equaled the same ratio to non-interest expense as in 2005). Occupancy and equipment expense amounted to $1,033,000, marketing and public relations totaled $403,000, information processing equaled $313,000, professional services, primarily legal, appraisal and accounting fees, amounted to $640,000 and general and other administrative expense totaled $730,000.

Comparing 2005’s expense levels to those of 2004 reflects a 25% increase in total non-interest expense caused by the planned growth of the Company which included growth in asset and deposit size, growth in the number of deposit and loan accounts, a full year’s expense in connection with the branch opened in November of 2004, the resulting information processing costs related to the increased size of the Company, as well as, increased audit and compliance costs. The increase in non-interest expense is comprised of several components. Compensation and employee benefit costs increased by $674,000 or 25% over the year earlier period as the Company incurred a full year of the cost of employees for the additional branch opened in late 2004, accrued for incentive compensation and added certain administrative staff positions. Occupancy and equipment costs increases of $236,000 or 30% over the year earlier period is again the result of a full year’s expenses relating to the newest branch and increases in lease costs, real estate taxes, utilities and service contracts. Marketing and public relations expense declined by $20,000 or 5% compared to the prior year period as the 2004 cost of the marketing campaign for a newly opened branch was not repeated. Data processing costs increased by $29,000 or 10% compared to the prior year period as a result of increased numbers of loan and deposit accounts maintained on the data processing systems and increased software maintenance expenses. Professional services (primarily legal, audit, consulting and appraisal expenses) increased by $192,000 or 43% compared to the prior year period as expenses relating to audit services, consulting, legal services and shareholder relations increased over the prior year’s level. The majority of the increase may be attributed to the costs associated with the formation of a parent holding company during 2005. Other factors influencing this category include the increased cost of beginning the process to comply with Sarbanes-Oxley Section 404. Other general and administrative costs increased by $184,000 or 34% versus the year-earlier period due to increased costs of postage, delivery, fidelity insurance, OCC assessments, FDIC deposit insurance and office supplies. All of the above named categories were impacted by the Company’s growth in numbers of deposit and loan accounts and growth in the size of the Company’s balance sheet.

Income Taxes

During 2005, the Company recognized the benefit of the deferred tax assets including the net operating loss carry-forwards for GAAP purposes. An income tax benefit of $1.5 million was recorded as a result of reversing the previously established valuation allowance for deferred taxes. This action was taken after completing an analysis of the Bank’s current operating income and future earnings potential. The analysis revealed that the potential and expectations for continued profitability will more likely than not generate sufficient operating income to realize the deferred tax asset created during the early years of the Bank’s existence. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. At December 31, 2005, the Company had approximately $2.3 million in net operating loss carry forwards available to offset future taxable earnings, if any, under current Federal tax laws. Net operating loss carry forwards are available for a period of up to 20 years to offset taxable income in those years. As the Company continues to generate taxable income in the future this utilization of carry-forwards will continue to reduce income taxes paid until the $2.3 million is exhausted.

FINANCIAL CONDITION

Assets

Total assets at December 31, 2005, amounted to $249.4 million compared to $199.8 at December 31, 2004, a $49.6 million increase. Approximately 96% of the total assets at year-end 2005 were held in earning assets, with total loans equaling $180.8 million, investment securities $51.1 million, and interest bearing cash equivalents totaling $9.7 million. At December 31, 2004, earning assets equaled approximately 97% of total assets, with total loans equaling $149.7 million, investment securities totaling $39.7 million and interest bearing cash equivalents totaling $6.5 million.

The loan portfolio included approximately $91.5 million in commercial real estate, $15.3 million in residential real estate, $59.0 million in commercial and industrial loans and $15.0 million in consumer loans as of December 31, 2005. On December 31, 2004, the loan portfolio was comprised of $78.6 million in commercial real estate, $17.4 million in residential real estate, $41.5 million in commercial and industrial loans and $12.2 million in consumer loans. The 21% increase in loan balances from year to year is the result of the application of the Company’s strategy of loan growth from within the Company’s market area, which primarily covers a substantial portion of Worcester County. Continued growth of the loan portfolio is dependent upon management’s assessment of risks and opportunities in its future lending activities in addition to a variety of competitive and economic factors.

The Company views the investment portfolio both as a means of generating earnings and as a source of liquidity. The portfolio at year-end was comprised primarily of government and agency securities and mortgage backed securities. At December 31, 2005, approximately $3.0 million of the portfolio was scheduled to mature within one year and $34.8 million after one year. Approximately $8.2 million of the portfolio securities are subject to calls prior to final maturity.

Cash and cash equivalents amounted to $15.0 million at December 31, 2005 compared to $9.3 million at December 31, 2004.

The aggregate of premises and equipment, accrued interest receivable, prepaid expenses and other assets increased slightly during 2005. The deferred tax asset increased by $1.9 million since December 31, 2004, as a result of the elimination of the valuation reserve for the deferred tax asset.

Liabilities

At December 31, 2005, total deposits amounted to $189.5 million compared to $157.0 million at December 31, 2004, a $32.5 million or 21% increase. The deposit portfolio increases occurred in all categories: certificates of deposits increased $17.9 million and equaled $102.8 million at December 31, 2005; personal and commercial savings, money market and NOW accounts grew by $9.8 million to equal $62.2 million, demand deposits accounts increased by $4.7 million and equaled $24.4 million. Of the total certificates of deposit, approximately $43.6 million are scheduled to mature in 2006. The increases in core deposits resulted from the opening of new customer accounts by individuals, businesses, and local government units. To attract new core depositors the Company conducts deposit promotion campaigns comprised of newspaper and radio advertisements, competitive pricing and in-branch promotions. These programs, in conjunction with the opening of a new branch in late 2004, continued to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross-sell other deposit and loan products and services, as well as build a solid base of core deposits.

On December 16, 2005 the Company issued subordinated debt in the form of trust preferred securities through a private placement offering in the amount of $7,500,000. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly (the fifteenth of March, June, September and December of each year) at the 3-month LIBOR rate plus 1.85%. The current interest rate is 6.26% and the next repricing date is June 15, 2006. A special redemption provision allows the issue to be callable at 103.525 % of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

Capital Resources

The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2005, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2005, the Tier 1 leverage capital ratio for the Company and the Bank was 9.46% and 9.35%, respectively.

	At December 31,

Capital Ratios for the Company and the Bank	2005	2004

The Company
Tier 1 leverage capital ratio	9.46%
Tier 1 risk-based capital ratio	11.73%
Total risk-based capital ratio	12.98%
The Bank
Tier 1 leverage capital ratio	9.35%	7.79%
Tier 1 risk-based capital ratio	11.59%	9.63%
Total risk-based capital ratio	12.84%	10.88%

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from management’s judgments and estimates which, in turn, could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes accounting policies covering the allowance for loan losses and income taxes require the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the Credit Quality and Allowance for Loan Losses section entitled Allowance for Loan Losses and Note 2 of the consolidated financial statements-Summary of Significant Accounting Policies-for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses and income taxes.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Policies Related to the Accrual of Interest Income

The Company and the Bank normally recognize income on earning assets on the accrual basis, which calls for the recognition of income when earned, rather than when it is collected. The Bank’s policy is to classify a loan 90 days or more past due with respect to principal or interest as a non-accruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all non-accruing loans, and all the previously accrued and uncollected interest is typically charged against current income. A loan remains in non-accruing status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollected and is charged off against the allowance for loan losses. In those cases where a non-accruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at its estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as expenses in other non-interest expense in the statement of operations.

Loan Portfolio Monitoring

The Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank's portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed that lender’s authority require the approval of either the President or the Officer’s Loan Committee. All extensions of credit over a dollar threshold to any one borrower, or related party interest, are reviewed and approved by the Executive Committee of the Bank’s Board of Directors.

Using a variety of management reports, the Bank’s loan portfolio is regularly monitored by credit administration, senior management and the Board of Directors. The loan portfolio as a whole, as well as individual loans, is reviewed for payment performance, creditworthiness and strength of documentation. The Bank uses an external loan review firm to assist in monitoring the commercial loan portfolio. Credit risk ratings are assigned to commercial loans and are regularly reviewed.

All loan officers are required to service their loan portfolios and account relationships. Remedial actions would be taken, as necessary, to assure full and timely payments of loan balances.

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Bank reviews the adequacy of the ALL at least quarterly. The methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors including previous loss experience, if any, asset quality trends, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and the estimated fair value of collateral. Losses are charged against the ALL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through current earnings. As part of the Bank’s analysis of specific credit risk, extensive reviews are done on problematic credits when identified on the watch and non-performing assets lists. At December 31, 2005 no loans accruing interest were past due more than 30 days. Two loans in the aggregate amount of $1,287,000 were in non-accrual status, $120,000 of which is guaranteed for repayment by the Small Business Administration.

The ALL consists of three components:

Allocated Allowances - represents management’s assessment of potential losses associated with problem loan relationships over a certain size identified on the watch list and nonperforming asset list. Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan’s original effective interest rate. When the difference between the fair value of the collateral, if the loan is collateral dependent, and the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific reserve.

General Allowances - represents a reflection of risk associated with adversely graded/watch list commercial loans for which an allocated reserve has not been provided. It is based on the premise that, while loss exposure associated with any one particular credit may be greater than the percentages assigned, the losses that will be incurred by the pool of loans in an adverse grade will be consistent with these percentages.

Unallocated Allowances - represents the expected but as yet unidentified specific losses associated with various loan types within the loan portfolio; the methodology employed to calculate this portion of the ALL assumes that loans within loan type possess common characteristics and therefore may be treated similarly for purposes of determining loss factors. This portion also provides for expected losses due to changes in various conditions such as general economic conditions, trends in delinquency and asset quality, loan volumes and concentrations of credit.

RISK MANAGEMENT

Management and the Boards of Directors of the Company and the Bank are committed to sound risk management practices throughout the organization. A third party internal audit firm performs periodic audits of the Company’s policies and procedures. Risks associated with the Company’s business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate, or high), and the control of other activities in place to manage those risks are identified and assessed. The firm reports its findings to the Audit Committee of the Company’s Board of Directors. Department-level and senior managers of the Company and the Bank are responsible to implement changes recommended by the internal audit firm and approved by the Audit Committee. This documented program provides management and the Board of Directors with a comprehensive framework for monitoring the Company’s risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting.

Interest Rate Risk

Interest rate risk is the exposure to movement in interest rates, which could affect the Company’s net interest income. It is the responsibility of the Bank’s Asset/Liability Committee (“ALCO”) to manage the interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of both the Company’s and the Bank’s assets and liabilities. Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors. The ALCO chaired by the Chief Financial Officer and composed of members of the board of directors and senior management, meets at least quarterly to review and develop asset/liability management strategies and tactics. The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Company’s interest rate risk position. Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company’s various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of deposits. The ALCO may also use off-balance sheet strategies, such as interest rate swaps, caps and floors, to help minimize the Company’s exposure to changes in interest rates. Through the use of a computerized modeling system maintained by outside consultants, the potential effect on the Company’s net interest income of possible changes in interest rates, in rising and declining scenarios is determined and evaluated by ALCO. This evaluation is performed each quarter based upon the Company’s financial data as of February, May, August and November. ALCO has established a maximum limit for the change in net interest income over a twelve-month period. This limit requires that Net Interest Income (NII) for the projected twelve-month period will not be reduced by more than 5% for every 100 basis point (given a gradual ramp) change in interest rates. In addition, the limits require that the projected Return on Assets (ROA) for the next twelve months will not be reduced by more than 10 basis points for every 100 basis point (given a gradual ramp) change in interest rates. Exceptions to the tolerance limits will be considered “significant” when measurements for both NII and ROA are beyond the tolerance limits. The Company’s most recent model simulation reflects a 2.1% reduction in NII and zero change in ROA if market rates decline by 200 basis points and a 1.3% improvement in NII and a two basis point reduction in ROA if market rates increase by 300 basis points. The following table depicts the potential effect on the Company’s net interest income of various possible changes in interest rates, in both rising and declining scenarios, over a two-year period.

Changes in Net Interest Income and Return on Assets

(over a two-year period)	as of November 30, 2005
Change in Interest Rates During Year One	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	9,049	1.30%	-0.02%
100 basis point rise	9,142	2.34%	0.05%
Flat-rate scenario	8,933
200 basis point decline	8,742	-2.14%	0.00%

Change in Interest Rates During Year Two	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	9,858	-3.78%	-0.11%
100 basis point rise	10,489	2.38%	0.04%
Flat-rate scenario	10,245
200 basis point decline	10,288	0.42%	0.04%

As market conditions vary from those assumed in the interest rate sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed; the impact of possible off balance sheet hedging strategies; and other internal/external variables. Furthermore, the sensitivity analysis may not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

The model that is used to perform the simulation (the results of which are depicted above) assumes a gradual parallel shift of the yield curve over twenty four months and reprices every interest bearing asset and liability on the Company’s balance sheet. The model uses contractual repricing dates for variable products; contractual maturities for fixed rate products, and product-specific assumptions for deposits such as NOW Accounts and Money Market Accounts that are subject to repricing based on current market conditions. Investment securities with call provisions will be examined on an individual basis in each rate environment to estimate the likelihood of a call.

The Company could enter into interest rate swap, cap or floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable deposits rise or rates on variable rate loans decline. No interest rate swap, cap or floor contracts were entered into during the years ending December 31, 2005 or 2004.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the ALCO. In this capacity the ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate level/trends.

Credit Risk

The Bank’s lending staff manages credit risk with review by credit administration and senior management and oversight by the Board of Directors. The Board of Directors grants each loan officer the authority to originate loans on behalf of the Company and establishes policies regarding loan portfolio diversification and loan officer lending limits. The Company’s loan portfolio is monitored through the use of a variety of management reports and with the assistance of an external loan review firm, for performance, creditworthiness and quality documentation. The portfolio is also examined by the OCC. Risk ratings are assigned to commercial loans at inception and are routinely reviewed. When necessary, loan officers take remedial actions to assure full and timely repayment of loan balances. The Company’s policy is to discontinue the accrual of interest on loans when scheduled payments become contractually past due 90 days or more or when the ultimate collectibility of principal or interest becomes doubtful. Consumer installment loans will be charged off when they reach 120 days past due.

LIQUIDITY AND CAPITAL RESOURCES MANAGEMENT

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand and/or deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowing, deposit generation and earnings. Additionally, the Company’s investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Company. The portfolio is fairly liquid, with a weighted average maturity of 3.1 years, and is available to be used as a source of funds, if needed. Eighty-nine percent of the portfolio is held as available-for-sale. Including the effect of potential calls on specific investments, the weighted average life of the portfolio is 2.6 years.

Approximately $13.9 million in capital was generated during the Bank’s initial stock offering. At December 31, 2001, capital had reduced to $12.3 million due to the effects of organizational costs and operating losses. The net loss recorded during 2002 further reduced the capital to $9.5 million as of December 31, 2002. During 2003, the Bank recorded losses during the first three calendar quarters and recorded a small net profit during the calendar quarter ending December 31st. For the full year 2003 a net loss of $1,156,000 was recorded. Also during 2003, the Bank conducted a subscription rights and community offering to raise additional capital to support further growth as was planned in the original business plan. This offering resulted in the issuance of 721,581 additional shares of common stock and provided net proceeds of $6.5 million. The offering also resulted in the issuance of warrants to purchase 180,395 shares of common stock at a price of $11.00 per share at any time on or before September 30, 2006. Net Income during 2004 and 2005 amounted to $286,000 and $2,565,000 respectively. The resulting stockholders’ equity at December 31, 2005 equaled $17.2 million. This level of capital does not include the $7.5 million of trust preferred securities issued by the Company in 2005, of which approximately $5.8 million may be treated as capital for bank regulatory purposes. Under application provisions of federal banking law, the Company must meet specific quantitative capital requirements. See Item I, “Description of Business” and “Notes to Consolidated Financial Statements, Note 12.”

CONTRACTUAL OBLIGATIONS

The Bank issues financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2005 these financial instruments included commitments to originate loans, unused lines of credit and secured lines of credit totaling $55.6 million; $8.5 million of which involves original maturities in excess of one year. In addition, the Company had issued letters of credit totaling $3.5 million at December 31, 2005. For further information see “Notes to Financial Statements, Note 10 (a) Financial Instruments with Off-Balance Sheet Risk.”

The Bank has entered into a five year contract with Fiserv Solutions, Inc. for data processing and item processing services. The contract term ends on October 1, 2010. The minimum amount due under the terms of the contract is $100,000 per year. See “Notes to Financial Statements, Note 10 (f) Data Processing Service Agreements”.

The Bank has entered into certain lease arrangements for its headquarters and branch facilities. These lease obligations include commitments for payments amounting to $6.2 million in the aggregate during the lives of the leases. See “Notes to Financial Statements, Note 10 (b) Lease Commitments”.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for small business filers as of the first interim or annual period that begins after December 31, 2005. The Company expects to adopt SFAS No. 123R utilizing the modified prospective method of adoption. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 7 hereof. The Company does not believe the adoption of SFAS No.123R will have a material impact to the Company and estimates the 2006 compensation expense, net of taxes, related to share-based payment transactions to be recognized will be approximately $80,000.

The Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (“EITF”) issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The adoption of EITF 03-1 or FASB Staff Position (“FSP”) No. 115-1 “The Meaning of Other-than-temporary impairment and Its Application to Certain Investments” did not have a material impact on the Company’s financial position or results of operations.

ITEM 7 - FINANCIAL STATEMENTS

The information required by this item 7 is contained in Part F/S, pages F-1 to F-26 of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of the Company’s principal accountants during the Company’s two most recent fiscal years.

ITEM 8A - CONTROLS AND PROCEDURES

(a)
The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures at December 31, 2005.

(b)
There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Bylaws of the Company provide that the Board of Directors shall manage the Company. The Bylaws further provide that the Board shall consist of not less than five (5) or more than twenty-five (25) directors as determined from time to time by the Board or shareholders. At this time the Board is comprised of fifteen (15) directors divided into three classes, with each class serving a term of three years. Each of the directors, with the exception of Mr. Marois, has served since the first annual Shareholder’s Meeting of the Bank in November 2001. Mr. Marois has served as a director since September 17, 2002. Officers serve at the discretion of the Board of Directors.

Background of Directors and Executive Officers

Certain information about the business experience of the Directors and Non-Director Executive Officers of the Company and the Bank, including their service as directors of other corporations, is listed below.

Directors

Robert D. Ansin (36) - Mr. Ansin has served as President and Chief Executive Officer of Massachusetts Innovation Center, LLC, (“MIC”), a real estate development firm, since 1997. Prior to founding MIC, he was President and Chief Executive Officer of Nisna Investments, Inc., specializing in residential and industrial real estate development and investment. Mr. Ansin is on the Board of Governors of the Lawrence Boys & Girls Club, Inc. He received a B.A. degree from the University of Massachusetts, Amherst in 1993.

Gerald D. Cohen (52) - For over the past five years, Mr. Cohen has been involved in real estate development and management as Treasurer of CGI Management, Inc., President of S.F. Properties, Inc. and Manager of SF Properties, LLC. He is a licensed real estate broker in Massachusetts. Mr. Cohen received a B.A. degree from Brown University in 1975 and an MBA degree from Northwestern University in 1979.

Cary J. Corkin (54) - Mr. Corkin is Vice President of Government Products at The Entwistle Company, where he has worked since 1974. The Entwistle Company designs and builds equipment for all branches of the armed forces and manufactures commercial products for a wide range of users. Mr. Corkin is a member of the National Contract Management Association and the American Welding Society. He received a B.S. degree in 1974 from the University of Denver. Mr. Corkin’s cousin is married to Director George L. Kaplan.

Lawrence J. Glick (47) - Since 1985, Mr. Glick has served as Vice President of Bancroft Motors, Inc., Edward Buick-GMC, Inc. and Bancroft Leasing Corporation, where he is responsible for sales and service of new and pre-owned vehicles. Since 1992, Mr. Glick has served as President of H. Glick & Sons, Inc., a Worcester-based company doing business as Bancroft Tire Center. Mr. Glick resigned from H. Glick & Sons, Inc. in March 2005. In December 2005, H. Glick & Sons, Inc. filed a bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. Mr. Glick is a 1980 graduate of Tufts University and received his MBA from Columbia University in 1982. Mr. Glick is a Director of the Worcester Business Development Corporation and the Massachusetts State Automobile Dealers Association. Mr. Glick is the nephew of Director J. Robert Seder.

Stephen J. Granger (53) -Mr. Granger is Vice Chairman of Granger Management Corporation, a holding company for construction/development firms located in Massachusetts. He is also Vice President and Treasurer of the Cortland Corporation, which owns an assisted living facility in northern Worcester County. Mr. Granger is a Trustee of Assumption College and Notre Dame Academy and is also the Chairman of the

Board of St. Francis Home in Worcester, Massachusetts. He received a B.S. degree from Boston University in 1974.

George L. Kaplan (57) - Mr. Kaplan is Vice President of Commercial Sales & Engineering at The Entwistle Company where he has worked since 1973. He is also the President and Director of Alem, Inc. Mr. Kaplan received a B.A. degree from the University of Denver in 1970. Mr. Kaplan is married to Director Cary Corkin’s cousin.

John P. Lauring (51) - Mr. Lauring is Chief Executive Officer of Lauring Construction Co., Inc., which he joined in 1985. Since October 2005 Mr. Lauring is also CEO and Director of Tasco Holdings International Inc. He is a member of the Massachusetts Bar and a director of Associated General Contractors of Massachusetts. Mr. Lauring received a B.S. degree from Tufts University in 1976 and earned a J.D. degree in 1984 from Western New England College of Law.

Harris L. MacNeill (49) - Mr. MacNeill is the President and Chief Executive Officer of MacNeill Engineering Worldwide, a manufacturer of sports shoe hardware with operations in the United States, Europe, and the Pacific Rim, where he has worked since 1979. He received his B.S. degree from Northeastern University in 1979.

Ralph D. Marois (40) - Mr. Marois is Vice President of Marois Brothers, Inc., a land excavation contracting firm, where he has worked since 1995. He is Director and Treasurer of the Auburn Chamber of Commerce. He received a B.S. degree from Assumption College in 1987.

Henry T. Michie (52) - Mr. Michie is the Treasurer of Mercantile Image Press, Inc., which was formed from the 1998 merger of Instant Image Press, which Mr. Michie helped found in 1980, and Mercantile Press. He received a B.S. degree from Babson College in 1976. He is a Trustee of Bancroft School and President of the Trustees of Rural Cemetery.

Richard J. Noonan, C.P.A. (78) - Since 1991, Mr. Noonan has served as Treasurer and a Director of Parker Metal Corporation and its wholly-owned subsidiary Parker International Products, a Worcester based manufacturer and distributor. Previously, Mr. Noonan completed a long career as a certified public accountant. He retired in 1990 from a management position as partner in a major national accounting firm. Mr. Noonan also serves as a director for various private, for profit companies.

Claire A. O’Connor (46) - Since 1989, Ms. O’Connor has been co-owner of O’Connor’s Restaurant & Bar and serves as Treasurer and Clerk of the Harp & Eagle Restaurant Company, Inc. and 1160 West Boylston Street Realty Trust. Ms. O’Connor graduated from Shannon College of Hotel Management in Ireland in 1982. She is a member of the Massachusetts Restaurant Association.

Bryan T. Rich (49) - Mr. Rich has served as President of TREC, LLC, a real estate investment company, since 1998. He is the Co-Chairman and Executive Director of NationsRent Companies Inc. (“NationsRent”), a construction and industrial equipment rental company, a position he has held since 2003, Chairman of Phantom Equipment Rental Co., and Managing Member of Phoenix Rental Partners. Mr. Rich was the President and Chief Executive Officer of Logan Equipment Corp. for over 15 years prior to its merging with NationsRent in December 1998. He received a B.S. degree from Boston College in 1978.

J. Robert Seder (66) - Mr. Seder is a Senior Partner with the law firm of Seder & Chandler, LLP in Worcester where he has practiced law since 1967. A graduate of Brown University and the New York University School of Law, he was admitted to the Massachusetts Bar in 1964. Mr. Seder is a member of the Bars of the State of New York and the State of Florida and is a fellow of the American College of Bankruptcy. He is President and a Director of each of: the Jewish Health Care Center, Inc., JHC Assisted Living Corp., and Jewish Home Hospice, Inc., as well as a Director of the Worcester Regional Research Bureau. Mr. Seder is the uncle of Director Lawrence J. Glick.

Charles R. Valade (54) - Mr. Valade has served as President and Chief Executive Officer of the Company since its formation in December 2005 and as President and Chief Executive Officer of its wholly-owned subsidiary, Commonwealth National Bank, since its founding in 2001. Mr. Valade was hired as the Senior Loan Officer at First Massachusetts Bank, N.A. in 1996. He left First Massachusetts Bank in December 2000 to assist its organizers in forming Commonwealth National Bank. Previously, Mr. Valade was a Vice President and Team Leader at Bank of Boston from 1994 to 1996 and held various positions in the lending area for Mechanics Bank from 1974 until their acquisition by Bank of Boston in 1994. He is Director & Treasurer of Dismas House and a Director of The Worcester Club, Worcester Business Development

Corporation, Worcester Housing Development Corporation, and Worcester Regional Research Bureau. He is also a Community Trustee of the United Way of Central Massachusetts and a Trustee and member of the Investment Committee for the Greater Worcester Community Foundation. Mr. Valade received a B.S. degree from Nichols College in 1974.

Non-Director Executive Officers

Martha A. Dean (44) - Ms. Dean joined Commonwealth National Bank in September 2001 to assist its organizers and currently serves as a Senior Vice President and the Chief Operations Officer. Ms. Dean is not an officer of the Company. She previously worked for Flagship Bank & Trust Company from 1988 to September 2001 where she was Vice President, Operations Manager. From 1982 to 1988, Ms. Dean was a loan-servicing supervisor at Guaranty Bank. Ms. Dean is a graduate of Worcester State College.

William M. Mahoney (55) - Mr. Mahoney has served as Chief Financial Officer and Treasurer of the Company since its formation in December 2005. He joined Commonwealth National Bank in December 2000 to assist its organizers where he is a Senior Vice President and the Chief Financial Officer. Previously he held a financial management position at BankBoston Financial Corp., which he joined in 1994. He was the Chief Financial Officer of Mechanics Bank in Worcester from 1981 until their acquisition by Bank of Boston in 1994. He is a graduate of Providence College and the Stonier Graduate School of Banking and received an MBA from the University of Connecticut.

Christine Trifari (50) - Ms. Trifari has served as the Corporate Secretary of the Company since its formation in December 2005. She joined Commonwealth National Bank in December 2000 to assist its organizers where she is a Senior Vice President and the Chief Credit Officer. Previously she joined First Massachusetts Company in 1996 as its Senior Credit Officer. Ms. Trifari was the Director of Loan Review for Banknorth Group, Inc. from 1990 until her transfer to its affiliate, First Massachusetts Bank, in April 1996. She began her career at BayBank Boston in 1982. Ms. Trifari received a B.A. degree from Providence College and an MBA degree from Babson College. She is a member of the Board of Directors of ARTSWorcester and the Family Health Center of Worcester.

Andrea J. White (40) - Since joining Commonwealth National Bank in June 2001 to assist its organizers, Ms. White has served as a Senior Vice President and the Chief Retail Officer. Ms. White is not an officer of the Company. She joined Flagship Bank & Trust Company in 1993 as Branch Administrator. From 1987 to 1993 she held management positions at Bank of New England and Fleet Bank. Ms. White is a graduate of North Adams State College and received an MBA from Nichols College.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee. That person is Director Richard J. Noonan, C.P.A. Mr. Noonan is “independent,” as that term is defined in Rule 4200(a)(15) of the NASD’s listing standards.

Code of Ethics

The Board of Directors has adopted a Code of Ethics, which includes specific requirements for the Chief Executive Officer, the Chief Financial Officer and all other employees with financial reporting responsibilities. A copy of the Code of Ethics can be found on the Company's website at www.commonwealthworcester.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s directors, executive officers and persons who beneficially own more that 10% of the Company’s Common Stock (“Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s stock with the OCC and to furnish the Company with copies of all Section 16 (a) forms they file.

Based on our review of copies of reports we have received, the Company is aware of non-compliance by one director and five executive officers, during the year ending December 31, 2005, with Section 16(a) filing requirements applicable to them. Director Marois filed one late report. Executive officer’s Dean, Mahoney,

Trifari, Valade and White each filed a Form 5 in February 2006 to correct the oversight of not completing a Section 16(a) filing at the time employee options were granted during the calendar years 2002 through 2005.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides information concerning the annual and long-term compensation of the Company’s chief executive officer and the most highly compensated executive officers, other than its chief executive officer, whose annual compensation exceeded $100,000 for the period from January 1, 2005 through December 31, 2005.

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Other Annual Compensation (2) ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (3)	LTIP Payouts	All Other Compensation ($)

Charles R. Valade;	2005	169,000	-	10,400	-	9,095	-	610
President/CEO	2004	150,000	-	6,900	-	10,000	-	520
	2003	120,000	-	5,400	-	5,000	-	500

William M. Mahoney;	2005	115,300	-	5,670	-	3,200	-	480
Senior Vice	2004	107,500	-	4,970	-	3,200	-	460
President/CFO	2003	103,500	-	4,660	-	2,400	-	430

(1)	Includes elective deferrals pursuant to Section 401(k) of the Internal Revenue Code. Also includes compensation paid by Commonwealth National Bank
(2)
Includes the value of premiums paid by Commonwealth National Bank for employee life insurance in excess of $50,000 of coverage, as well as contributions by Commonwealth National Bank to the officers’ 401(k) Plan balances. Subject to certain age and service requirements, all employees of Commonwealth National Bank are eligible to participate in this plan.

(3)	Reflects options granted under the Commonwealth National Bank 2001 Stock Option Plan.

Option Grants in 2005

The following table provides information on options granted to the Named Executives during the year ended December 31, 2005 (including options granted by Commonwealth National Bank, prior to the December 2005 holding company reorganization):

	OPTION/SAR GRANTS IN LAST FISCAL YEAR
	(Individual Grants)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise or Base Price ($/Share)	Expiration Date
Charles R. Valade	9,095	18,43%	$12.75	April 21, 2015
William M. Mahoney	3,200	6.48%	$12.75	April 21, 2015

Options may not be exercised in full or in part prior to the expiration of one year from the date of the grant. Twenty five percent of the options become exercisable on each of the first through fourth annual anniversary dates of the grants.

Compensation of Directors

Beginning in the year 2005, the directors approved the payment of fees to non-employee directors based upon each individual director’s attendance at meetings of the Board of Directors and of committees of the Board of Directors at a rate of $200 per meeting attended. Future changes in the Company’s director fee policy will depend on its earnings, capital requirements and financial condition and on other factors that the Board of Directors considers relevant.

Employee Contracts

The Company does not have any written employment contracts with any executive officers, all of whom are employees at will. The Compensation Committee on behalf of the Board of Directors is currently negotiating change in control agreements with each of the five Executive Officers which would provide for severance pay in the event a change in control occurred.

Stock Option Plan

On November 6, 2001, the Bank’s shareholders voted to approve the Bank’s 2001 Stock Option Plan (the “Plan”) for employees and directors of the Bank. Upon the reorganization of the Bank into a holding company structure on December 16, 2005, the Company assumed the Plan. The Plan (which has an originally authorized 200,000 shares for grant plus an additional 200,000 shares authorized in 2005, for a total of 400,000 shares), is administered by the Compensation Committee of the Board of Directors. Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee on the date of grant. The options vest annually at a rate of 25% over a four-year period, and will expire on the tenth anniversary of the grant date. Options have been granted by the Committee each year since 2002. On April 21, 2005 the Committee awarded stock options for a total of 49,350 shares to the officers and employees of the Bank.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of the common stock of the Company as of March 1, 2006 by persons or organizations, other than directors and executive officers, believed by us to own of record or beneficially more than five percent of the Company’s common stock.

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Ronald M. Ansin	132 Littleton Rd. Harvard, MA 01451	135,000(2)	5.5%
Herbert I. Corkin	445 Grand Bay Drive, Apt 1106 Key Biscayne, FL 33149	148,055(3)	6.0%

•
(1) Includes the aggregate number of shares outstanding, shares reserved for issuance under currently exercisable warrants and shares which may be acquired within 60 days through the exercise of stock options.

•	(2) Includes currently exercisable warrants to purchase 15,000 shares.

•
(3) Includes currently exercisable warrants to purchase 6,250 shares held by Mr. Corkin, 25,000 shares and currently exercisable warrants to purchase 6,250 shares held by a charitable foundation for which he is a co-trustee and 80,555 shares and currently exercisable warrants to purchase 5,000 shares held by a private corporation of which Mr. Corkin owns more than 10%.

The table on the next page sets forth certain information with respect to beneficial ownership of the common stock of the Company as of March 1, 2006 by (1) each director and proposed director and the named executive officers of the Company, and (2) all directors and proposed directors and all named executive officers as a group. Unless otherwise indicated, each person listed below exercises sole voting and investment powers with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Robert D. Ansin Director	MassInnovation, LLC c/o The Wood Worsted Mill 250 Merrimack Street Lawrence, MA 01843	74,653(2)	3.0%
Gerald D. Cohen Director	c/o SF Properties, Inc. 637 Washington St., Suite 200 Brookline, MA 02446-4579	18,617(3)	*
Cary J. Corkin Director (Chairman)	c/o The Entwistle Company Bigelow Street Hudson, MA 01749	7,500(4)	*
Lawrence J. Glick Director	c/o Bancroft Motors, Inc. 569 Oxford St. South Auburn, MA 01501	16,000(5)	*
Stephen J. Granger Director	c/o Cortland Corporation 415 Boston Turnpike Shrewsbury, MA 01545	48,280(6)	2.0%
George L. Kaplan Director	c/o The Entwistle Company Bigelow Street Hudson, MA 01749	104,000(7)	4.2%
John P. Lauring Director	c/o Lauring Construction Company, Inc. 23 Brigham Road Worcester, MA 01609	30,000(8)	1.2%
Harris L. MacNeill Director	c/o MacNeill Engineering Worldwide 289 Elm Street, PO Box 735 Marlboro, MA 01752	29,463(9)	1.2%
Ralph D. Marois Director	c/o Marois Brothers, Inc. 115 Blackstone River Road Worcester, MA 01607	22,375(10)	*
Henry T. Michie Director	c/o Mercantile/Image Press, Inc. Hartwell Industrial Park 70 Hartwell Street West Boylston, MA 01583	31,000(11)	1.3%
Richard J. Noonan Director	c/o Parker International Products 243 Stafford Street, PO Box 15052 Worcester, MA 01605	17,500(12)	*
Claire A. O’Connor Director	26 Townsend Drive West Boylston, MA 01583	16,756(13)	*
Bryan T. Rich Director	Ocean Two, 19111 Collins Avenue Unit 1108 Sunny Isles, FL 33160	60,565(14)	2.5%
J. Robert Seder Director	c/o Seder & Chandler 339 Main Street Worcester, MA 01608	11,351(15)	*
Charles R. Valade Director, President and CEO	c/o CNB Financial Corp. 33 Waldo Street Worcester, MA 01608	35,374(16)	1.4%
William M. Mahoney Chief Financial Officer	c/o CNB Financial Corp. 33 Waldo Street Worcester, MA 01608	12,550(17)	*
All directors and executive officers as a group		568,597	23.1%
* Less than 1%

•
(1) Includes the aggregate number of shares outstanding, shares reserved for issuance under currently exercisable warrants and shares which may be acquired within 60 days through the exercise of stock options.

•	(2) Includes currently exercisable warrants to purchase 10,810 shares.

•
(3) Includes currently exercisable warrants to purchase 5,213 shares and 4,852 shares and currently exercisable warrants to purchase 213 shares owned by Mr. Cohen’s spouse. Also includes 1,650 shares and currently exercisable warrants to purchase 212 shares owned by the pension plan of a corporation of which Mr. Cohen owns more than 10% and 1,500 shares and currently exercisable warrants to purchase 125 shares owned by a trust of which his spouse serves as a trustee.  Mr. Cohen disclaims beneficial ownership in the shares beneficially owned by the trust.

•	(4) Includes currently exercisable warrants to purchase 500 shares.

•
(5) Includes currently exercisable warrants to purchase 5,000 shares held by Mr. Glick and 1,000 shares and currently exercisable warrants to purchase 250 shares held by Mr. Glick’s IRA. Also includes the following: 3,000 shares held by Mr. Glick’s spouse, 1,000 shares and currently exercisable warrants to purchase 250 shares held by his spouse’s IRA and 500 shares owned by a private corporation of which Mr. Glick owns more than 10%. Mr. Glick disclaims beneficial ownership of the shares beneficially owned by the corporation.

•
(6) Includes exercisable warrants to purchase 6,000 shares, 8,549 shares and currently exercisable warrants to purchase 262 shares owned by Mr. Granger’s IRA, 4,875 shares and exercisable warrants to purchase 1,218 shares owned by his spouse as custodian and 3,500 shares and currently exercisable warrants to purchase 875 shares owned by Mr. Granger’s spouse’s IRA. Also includes 10,000 shares held by his spouse and mother-in-law as tenants in common. Mr. Granger disclaims beneficial ownership of the shares beneficially owned by his spouse and mother-in-law.

•
(7) Includes exercisable warrants to purchase 100 shares and 92,000 shares and exercisable warrants to purchase 10,500 shares owned by a private corporation of which Mr. Kaplan owns more than 10%. Mr. Kaplan disclaims beneficial ownership of the shares owned by the corporation.

•
(8) Includes 10,000 shares held with his spouse as tenants in common and 10,000 shares and currently exercisable warrants to purchase 10,000 shares owned by a private corporation of which Mr. Lauring owns more than 10%.

•
(9) Includes currently exercisable warrants to purchase 8,852 shares and 5,200 shares owned by Mr. MacNeill’s spouse. Mr. MacNeill disclaims beneficial ownership in the shares beneficially owned by his spouse.

•
(10) Includes currently exercisable warrants to purchase 3,875 shares and 3,000 shares held by Mr. Marois as custodian for two minor children. Mr. Marois disclaims beneficial ownership in the shares he holds as custodian.

•
(11) Includes currently exercisable warrants to purchase 10,000 shares, 2,500 shares owned by Mr. Michie’s spouse and 2,500 shares held by his spouse as custodian for their daughter. Mr. Michie disclaims beneficial ownership in the shares beneficially owned by his spouse and in those held by his spouse as custodian for their daughter.

•	(12) Includes currently exercisable warrants to purchase 2,500 shares.

•	(13) Includes 15,405 shares and currently exercisable warrants to purchase 1,351 shares held with Ms. O’Connor’s spouse as tenants in common.

•
(14) Includes currently exercisable warrants to purchase 10,000 shares, 6,900 shares held in Mr. Rich’s IRA, 37,312 shares and currently exercisable warrants to purchase 2,703 shares held with his spouse as tenants in common and 3,650 shares held in his spouse’s IRA.

•	(15) Includes currently exercisable warrants to purchase 5,270 shares.

•
(16) Includes 21,024 shares which may be acquired within 60 days through the exercise of stock options, 7,500 shares and currently exercisable warrants to purchase 1,500 shares held in Mr. Valade’s IRA, 4,600 shares and currently exercisable warrants to purchase 650 shares held with Mr. Valade’s spouse as tenants in common and 100 shares held by his spouse as custodian for their child. Mr. Valade disclaims beneficial ownership in the shares beneficially held by his spouse as custodian for their minor child.

•
(17) Includes 9,700 shares which may be acquired within 60 days through the exercise of stock options, 1,700 shares and currently exercisable warrants to purchase 150 shares held with Mr. Mahoney’s spouse as tenants in common, an aggregate of 500 shares held with two of his children as tenants in common and an aggregate of 500 shares held by his spouse and two of his children as tenants in common.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2005, certain of the Company’s directors, executive officers, principal shareholders and their related interests had outstanding loans from the Bank totaling $9,734,000. All such transactions were entered into in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2004, loans from the Bank to related parties amounted to $5,193,000.

The Bank entered into a related-party lease agreement with J. Robert Seder, a Director of the Company for its main branch and administrative facility at 33 Waldo Street, Worcester, Massachusetts. The 15-year lease was entered into on December 1, 2001 for the amount of $152,000 per year for the initial three years of the lease term, increasing by 7% on each third year anniversary. The lease agreement has two separate five-year renewal options. This agreement represents an arms length transaction.

During 2004 the Bank entered into a related party contract with Lauring Construction Co. Inc., a company partially owned by Mr. John Lauring, a director of the Company. Lauring Construction Co. Inc. was hired, after a competitive bidding process, for a contract amount of $579,000 to construct the Bank’s branch in Northbridge, Massachusetts.

ITEM 13—EXHIBITS

Exhibit No.	Description	Reference to:
3.1	Articles of Organization	Exhibit 3.1 to CNB Financial Corp.’s Form 8-K dated December 19, 2005
3.2	Bylaws	Exhibit 3.2 to CNB Financial Corp.’s Form 8-K dated December 19, 2005
4.1	Warrant Form	Exhibit 4.1 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
4.2	Common Stock Certificate	Exhibit 4.2 hereto
4.3	Form of Subscription Rights Certificate	Exhibit 4.1 to Commonwealth National Bank’s Registration Statement on Form SB-2/A dated July 28, 2003 as filed with the Office of the Comptroller of the Currency
4.4	Form of Warrant to Purchase Common Stock	Exhibit 4.2 to Commonwealth National Bank’s Registration Statement on Form SB-2/A dated July 28, 2003 as filed with the Office of the Comptroller of the Currency
10.1	Lease for 33 Waldo Street, Worcester Massachusetts	Exhibit 10.1 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
10.2	Stock Option Plan	Exhibit 10.2 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
10.3	Lease for 572 Main Street, Shrewsbury Massachusetts	Exhibit 10.3 to Commonwealth National Bank’s Quarterly Report on Form 10-QSB dated August 13, 2002 as filed with the Office of the Comptroller of the Currency
10.4	Lease for One West Boylston Street, Worcester Massachusetts	Exhibit 10.4 to Commonwealth National Bank’s Quarterly Report on Form 10-QSB dated August 13, 2002 as filed with the Office of the Comptroller of the Currency
10.5	Lease for 701 Church Street, Northbridge Massachusetts	Exhibit 10.5 to commonwealth National Bank’s Quarterly report on form 10-QSB dated November 9, 2004 as filed with the Office of the Comptroller of the Currency
10.6	Lease for 1393 Grafton Street, Worcester Massachusetts	Exhibit 10.6 hereto
21	Subsidiaries of Small Business Issuer	Exhibit 21 hereto
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade	Exhibit 31.1 hereto

Exhibit No.	Description	Reference to:
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney	Exhibit 31.2 hereto
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade	Exhibit 32.1 hereto
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney	Exhibit 32.2 hereto

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table reflects the aggregate fees billed for the last two fiscal years for professional services by the Company’s independent registered public accounting firm, KPMG LLP, for the audit of the annual financial statements of the Company and its subsidiary Commonwealth National Bank. The table also reflects the aggregate fees billed in each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning. In particular, the tax fees billed were for preparation of the Bank’s tax filings for the prior year.

	2005	2004
Audit Fees	$88,000	$85,000
Audit Related Fees	-	-
Tax Compliance Fees	18,700	15,800
All Other *	25,000	-
Total	$131,700	$100,800

*“All Other” includes fees related to an ownership change analysis in accordance with the provisions of Section 382 of the Internal Revenue Code.

The Audit Committee has not developed pre-approval policies because all engagements of independent accountants for audit or non-audit services must be approved by the Audit Committee.

PART F/S

ITEM 7

CNB FINANCIAL CORP.

Consolidated Financial Statements
as of December 31, 2005 and 2004
and Report of Independent Registered Public Accounting Firm

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for the Years
Ended December 31, 2005 and 2004	F-5

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CNB Financial Corp. (the Company) and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corp. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 23, 2006

CNB FINANCIAL CORP.

Consolidated Balance Sheets
As Of December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and Cash Equivalents	$14,971,000	$9,316,000

Investment Securities Available-for-Sale, (Amortized
Cost of $40,294,000 as of December 31, 2005 and
$33,968,000 as of December 31, 2004) (Note 3)	39,593,000	33,849,000

Investment Securities Held To Maturity, (Fair Value of
$9,005,000 as of December 31, 2005 and $4,048,000
as of December 31, 2004) (Note 3)	9,110,000	4,002,000

Federal Reserve Bank Stock (Note 3)	508,000	446,000

Federal Home Loan Bank Stock (Note 3)	1,870,000	1,431,000

Loans (Note 4)	180,848,000	149,693,000
Less-Allowance for Loan Losses (Note 4)	(2,615,000)	(2,025,000)

Loans, Net	178,233,000	147,668,000

Premises and Equipment, Net (Note 5)	1,774,000	1,994,000
Accrued Interest Receivable	971,000	709,000
Deferred Tax Asset	2,056,000	175,000
Prepaid Expenses and Other Assets	325,000	224,000
	$249,411,000	$199,814,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 6)	$189,452,000	$157,025,000
Federal Home Loan Bank Advances (Note 7)	33,500,000	27,000,000
Subordinated Debentures (Note 7)	7,732,000	-
Accrued Expenses and Other Liabilities	1,501,000	805,000
Total Liabilities	232,185,000	184,830,000

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock Par Value: $1.00 and $5.00 per share as of December 31, 2005 and 2004, respectively
Shares Authorized: 10,000,000 and 4,000,000 as of December 31, 2005 and 2004, respectively
Issued and Outstanding: 2,113,000 and 2,111,000 as of December 31, 2005 and 2004, respectively	2,113,000	10,556,000
Additional Paid-in Capital	18,314,000	9,851,000
Accumulated Deficit	(2,787,000)	(5,352,000)
Accumulated Other Comprehensive Loss	(414,000)	(71,000)
Total Stockholders' Equity	17,226,000	14,984,000
	$249,411,000	$199,814,000
See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Operations
For the Years December 31, 2005 and 2004

	2005	2004

Interest and Divided Income:
Interest and Fees on Loans	$10,636,000	$7,406,000
Interest and Dividends on Investments	1,944,000	1,172,000
Total Interest and Dividend Income	12,580,000	8,578,000

Interest Expense:
Interest Expense on Deposits	3,853,000	2,359,000
Interest Expense on Borrowings	1,024,000	510,000
Total Interest Expense	4,877,000	2,869,000

Net Interest Income	7,703,000	5,709,000

Provision for Loan Losses (Note 4)	590,000	612,000

Net Interest Income, After Provision
for Loan Losses	7,113,000	5,097,000

Other Income:
Fees on Deposit Accounts	249,000	169,000
Loan Related Fees	173,000	154,000
Other	39,000	41,000
Total Other Income	461,000	364,000

Operating Expenses:
Employee Compensation and Benefits	3,381,000	2,707,000
Occupancy and Equipment	1,033,000	797,000
Professional Fees	640,000	448,000
Marketing and Public Relations	403,000	423,000
Data Processing Expenses	313,000	284,000
Other General and Administrative Expenses	730,000	546,000
Total Operating Expenses	6,500,000	5,205,000

Income Before Income Taxes	1,074,000	256,000

Income Taxes Benefit (Note 8)	(1,491,000)	(30,000)
Net Income	$2,565,000	$286,000

Net Income per Basic Share	$1.21	$0.14
Net Income per Diluted Share	$1.19	$0.13

Weighted Average Shares - Basic	2,112,000	2,111,000
Weighted Average Shares - Diluted	2,152,000	2,176,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2003	2,111,000	$10,555,000	$9,849,000	$(5,638,000)	$19,000	$14,785,000

Net Income				286,000	-	286,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $49,000					(90,000)	(90,000)
Total Comprehensive Income						196,000

Exercise of Warrants	-	1,000	2,000			3,000

Balance, December 31, 2004	2,111,000	10,556,000	9,851,000	(5,352,000)	(71,000)	14,984,000

Net Income				2,565,000	-	2,565,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $238,000					(343,000)	(343,000)
Total Comprehensive Income						2,222,000

Exercise of Employee Stock Options	2,000	8,000	8,000			16,000
Exercise of Warrants	-	2,000	2,000			4,000
Exchange of Shares upon formation of holding company (Note 1)		(8,453,000)	8,453,000			-

Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	$(2,787,000)	$(414,000)	$17,226,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2005 and 2004

Cash Flows from Operating Activities:	2005	2004
Net Income	$2,565,000	$286,000
Adjustments to reconcile Net Income to Net Cash Used in Operating Activities-
Provision for Loan Losses	590,000	612,000
Increase in net Deferred Loan Costs	(19,000)	-
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	336,000	143,000
Increase in Deferred Taxes	(1,644,000)	(113,000)
Loss on Sale of Securities	-	9,000
Changes in Assets and Liabilities-
Increase in Accrued Interest Receivable	(262,000)	(158,000)
Increase in Other Assets	(101,000)	(66,000)
Increase in Accrued Expenses and Other Liabilities	696,000	376,000

Net Cash Used in Operating Activities	2,161,000	1,089,000

Cash Flows from Investing Activities:
Purchases of Investment Securities Held-to-Maturity	(8,445,000)	(999,000)
Purchases of Investment Securities Available-for-Sale	(10,002,000)	(26,342,000)
Principal Payments on Mortgage Backed Securities (CMOs)	3,998,000	513,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	3,000,000	5,200,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	-	7,000,000
Purchase of Federal Reserve Stock and FHLBB Stock	(502,000)	(701,000)
Sale of Securities Available-for-Sale	-	1,983,000
Loan Originations, net of Principal Repayments	(31,136,000)	(43,057,000)
Purchases of Premises and Equipment	(98,000)	(288,000)

Net Cash Used in Investing Activities	(43,185,000)	(56,691,000)

Cash Flows from Financing Activities:
Advances from FHLBB	17,000,000	16,000,000
Repayment of FHLBB Advances	(10,500,000)	(5,000,000)
Net Increase in Deposits	32,427,000	48,775,000
Issuance of Subordinated Debentures	7,732,000	-
Common Stock Issuance	20,000	3,000

Net Cash Provided by Financing Activities	46,679,000	59,778,000

Net Increase in Cash and Cash Equivalents	5,655,000	4,176,000

Cash and Cash Equivalents, Beginning of the Period	9,316,000	5,140,000

Cash and Cash Equivalents, End of the Period	$14,971,000	$9,316,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$4,482,000	$2,750,000
Taxes Paid	$141,000	$101,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(1) ORGANIZATION

CNB Financial Corp. (the Company) is a bank holding company. It’s wholly owned subsidiary Commonwealth National Bank (the Bank) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts, a branch office at One West Boylston Street, Worcester, Massachusetts, a branch office at 564 Main Street, Shrewsbury, Massachusetts, and a branch office at 701 Church Street in Northbridge, Massachusetts. The Bank has received OCC approval to open a branch banking facility at 1393 Grafton Street, Worcester, Massachusetts and a branch banking facility at 25A West Boylston Street, West Boylston, Massachusetts. The bank intends to request regulatory approvals for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board and the Securities and Exchange Commission. The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). The Bank Insurance Fund of the FDIC insures the Bank’s deposits for amounts up to $100,000 and the amount insured for retirement accounts will increase to $250,000 effective April 1, 2006 due to recent federal insurance changes.

Company Formation

CNB Financial Corp. (the Company) was formed on December 16, 2005 upon the reorganization of Commonwealth National Bank (the Bank) into a bank holding company structure. The reorganization of the Bank was approved by shareholders of the Bank on August 23, 2005 and subsequently approved by the Office of the Comptroller of the Currency (OCC). The Federal Reserve Bank of Boston (FRBB) approved the application of the Company to acquire 100% of the capital stock of the Bank. The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001. The bank received approval of its application for Federal Deposit Insurance from the Federal Deposit Insurance Corporation (“FDIC”)

The holders of common stock of the Bank immediately prior to the reorganization received one share of common stock of the Company in exchange for each share of common stock of Bank held by them. Outstanding certificates representing shares of common stock of Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company. The par value of the common stock changed from $5 for the Bank’s common to $1 for the Company’s common. The holders of Bank options and warrants immediately prior to the reorganization are entitled to receive one option or warrant to acquire shares of the common stock of CNB Financial Corp. for each Bank Option or Warrant then held by them on the same terms and conditions.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Commonwealth National Bank. All material inter-company transactions have been eliminated in consolidation. The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at December 31, 2005, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining the allowance for loan losses and assessing the recoverability of deferred tax assets.

Cash and Cash Equivalents

For purpose of the statement of cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks, federal funds sold and securities purchased under the agreement to resell, all of which mature within ninety days. At December 31, 2005, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

Investment Securities

The Company classifies certain of its investment securities as held-to-maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as available-for-sale or trading securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as held-to-maturity or trading. Available-for-sale securities are carried at fair value, which is measured at each reporting date. The resulting unrealized gain or loss is reflected in accumulated other comprehensive income (loss) net of the associated tax effect. Trading securities are also carried at fair value, with the gains and losses recognized through the statement of operations.

Any security that Management believes has experienced a decline in value, which is deemed other than temporary, is reduced to its estimated fair value by a charge to operations. Realized gains and losses on security transactions are computed using the specific identification method. Dividend and interest income, including amortization of premiums and discounts, is included in interest income. Discounts and premiums related to debt securities are amortized using the effective interest rate method. The Company did not have any derivative financial instruments as of December 31, 2005 and 2004.

Loans

The Company grants commercial mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts. The ability of the Company’s debtors to honor their contracts is dependant upon the real estate values and general economic conditions in this area.

Loans are stated at the amount of unpaid principal, adjusted for charge-offs, the allowance for loan losses and net loan origination fees. Loan origination fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan yield over the contractual life of the loan. When loans are sold or fully repaid, the unamortized fees and costs are recognized in operations.

Interest is not accrued on loans 90 days or greater past due or on other loans when management believes collection is doubtful. Loans considered impaired, as defined below, are non-accruing. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to the accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Losses are charged against the allowance when management believes the collectibility of principal is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of loans and nonperforming loans. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and its effect on borrowers,

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

                               the performance of individual loans in relation to contract term, industry peer standards and estimated fair values of underlying collateral.

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the Company’s lending areas. The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans, which are evaluated in aggregate, according to the Company’s normal loan review process, including overall credit evaluation, non-accrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral-dependent. For collateral-dependent loans, the extent of impairment is the shortfall, if any, between the collateral value, less costs to dispose of such collateral, and the carrying value of the loan. Loans on non-accrual status and restructured troubled debts are considered to be impaired.

Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are generally recorded as assets when they are funded.

Premises and Equipment

Buildings, leasehold improvements, furniture, fixtures, software, computers and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of the asset. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the estimated useful lives of the assets or the related lease term. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company evaluates the recoverability of its carrying amounts of long-lived assets based on estimated cash flows to be generated by each of such assets. To the extent impairment is identified, the Company reduces the carrying value of such assets.

Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary difference between the accounting bases and the tax bases of the Company’s assets and liabilities. Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance is established against deferred tax assets when, based upon the available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation

For the years prior to and including 2005, the Company accounted for stock options using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan had no intrinsic value at the grant date, and no compensation cost was recognized for them. The Company

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Refer to footnote 9 for further information.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value method to stock-based employee compensation.

	2005	2004
Net Income (Loss), as reported	$2,565,000	$286,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards	(72,000)	(84,000)

Pro forma net income (loss)	2,493,000	202,000

Earnings per share:
Basic-as reported	$1.21	$0.14
Basic-pro forma	$1.18	$0.10

Diluted-as reported	$1.19	$0.13
Diluted-pro forma	$1.16	$0.09

Weighted Average Actual Shares Outstanding	2,112,000	2,111,000
Weighted Average Diluted Shares Outstanding	2,152,000	2,176,000

In determining the pro-forma accounts, the fair value of each option grant was estimated as the date of the grant using the National Economics Research Associates, Inc. employee stock option pricing model with the following assumptions: expected life: 6 years; dividend yield; 2.5% and expected volatility: 35%. A risk-free interest rate: 3.50% was used in the calculation concerning the options granted in 2005, a risk-free interest rate: 2.07% was used in the calculation concerning the options granted in 2004, a risk-free interest rate: 1.24% was used in the calculation concerning the options granted in 2003 and a risk-free interest rate of 3.70% was used in the calculation concerning the options granted in 2002.

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect additional common shares that would have been dilutive if potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company related to outstanding stock options and warrants, and are determined using the treasury stock method.

	2005	2004
Net Income	$2,565,000	$286,000
Weighted Average Shares
Basic Shares	2,112,000	2.111,000
Effect of Dilution	40,000	65,000
Diluted Shares	2,152,000	2,176,000
Net Income Per Share
Basic EPS	$1.21	$.14
Effect of Dilution	.02	.01
Diluted Shares	$1.19	$.13

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

          the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

(3)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity by contractual maturity, with gross unrealized gains and losses, at December 31, 2005 and 2004 are shown below. Expected maturities may differ from contractual maturities because issuers of these securities may have the right to call or prepay obligations with or without call or prepayment penalties.
2005

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
US Government agencies Due within one year	$1,999,000	$-	$(30,000)	$1,969,000
Due after one year through five years	19,160,000	-	(363,000)	18,797,000
Due after five years	19,135,000	26,000	(334,000)	18,827,000
	$40,294,000	$26,000	$(727,000)	$39,593,000
Held-to-maturity:
US Government agencies
Due within one year	$1,001,000	$2,000	-	$1,003,000
Due after one year through five years	3,981,000	-	(40,000)	3,941,000
Due after five years	4,103,000	-	(67,000)	4,036,000
Other Bonds Due after one year through five years	25,000	-	-	25,000
	$9,110,000	$2,000	(107,000)	$9,005,000

Total Investment Securities	$49,404,000	$28,000	$(834,000)	$45,598,000

2004

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
US Government agencies
Due after one year through five years	$17,152,000	$30,000	$(130,000)	$17,052,000
Due after five years	16,816,000	34,000	(53,000)	16,797,000
	$33,968,000	$64,000	$(183,000)	$33,849,000
Held-to-maturity:
US Government agencies
Due within one year	$2,998,000	$22,000	-	$3,020,000
Due after one year through five years	1,004,000	24,000	-	1,028,000
	$4,002,000	$46,000	-	$4,048,000

Total Investment Securities	$37,970,000	$110,000	$(183,000)	$37,897,000

At December 31, 2005 and 2004, the Bank had callable investment securities of $14,161,000 and $8,161,000, respectively, in the available-for-sale category and $3,981,000 and $0, respectively, in the held-to-maturity category.

At December 31, 2005 and 2004, investment securities carried at amortized cost of $26,006,000 and $17,623,000, respectively, (fair value of $25,496,000 and $17,545,000, respectively), were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank is a member of the Federal Home Loan Bank of Boston (FHLBB) and is required to invest in $100 par value stock of the FHLBB. The Bank must invest in FHLBB stock in an amount equal to .35% of certain assets of the Bank (a minimum of $500) plus 4.5% of the Bank’s outstanding FHLBB

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

advances and other activity with the FHLBB. As and when such stock is redeemed, the Bank will receive an amount equal to the par value of the stock. At December 31, 2005, $33.5 million of advances from the FHLBB were outstanding (See Note 7) and the Bank held $1,870,000 in FHLBB stock.

The Bank is a member of the Federal Reserve Bank of Boston (FRBB) and is required to invest in $100 par value stock of the FRBB in an amount equal to six percent of the Bank’s capital and surplus (one-half of the amount of the Banks’ subscription is paid to the FRBB and the remaining half is subject to call by the FRBB). As and when such stock is redeemed, the Bank will receive an amount equal to the amount paid in. At December 31, 2005 the Bank held $508,000 in FRBB stock.

Other Than Temporarily Impaired Securities

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2005 and 2004.

			2005
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)

US Government Agencies	$12,981	$(145)	$12,158	$(288)	$25,139	$(433)
Mortgage Backed Securities	15,697	(327)	3,050	(74)	18,747	(401)

Total Temporarily Impaired Securities	$28,678	$(472)	$15,208	$(362)	$43,886	$(834)

			2004

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)

US Government Agencies	$14,152	$(130)	$-	$-	$14,152	$(130)
Mortgage Backed Securities	3,768	(53)	-	-	3,768	(53)

Total Temporarily Impaired Securities	$17,920	$(183)	$-	$-	$17,920	$(183)

At December 31, 2005, the Bank had investment securities with an aggregate book value of $15,208,000 that have been in a continuous loss position for twelve months or more. The aggregate unrealized loss for these securities equaled $362,000 at December 31, 2005. There were no investment securities in a continuous loss position for twelve months or more at December 31, 2004. The unrealized loss on investments is caused by changes in the interest rate environment. The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them to be other-than-temporarily impaired at December 31, 2005.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

4)  LOANS

Major classifications of loans at December 31 follow:

	2005	2004
Commercial and Industrial	$59,043,000	$41,533,000
Commercial Real Estate	91,497,000	78,571,000
Residential Real Estate	15,278,000	17,392,000
Consumer	15,030,000	12,197,000
Total loans	180,848,000	149,693,000
Less-Allowance for Loan Losses	(2,615,000)	(2,025,000)
Total Loans, net	$178,233,000	$147,668,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At December 31, 2005 no loans accruing interest were past due 90 days or more and $1,287,000 of loans were on non-accrual status. Net deferred costs totaled $368,000 and $367,000 at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	2005		2004
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans
Valuation Allowance Required	$1,287,000	$91,000	-	-
No Valuation Allowance Required	-	-	-	-
Total	$1,287,000	$91,000	-	-

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $261,000 and $16,000 respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

In the ordinary course of business, the Bank may make loans to directors and officers, including their families and companies with which they are affiliated. Such loans are made under normal credit terms, including interest rates and collateral prevailing at the time for comparable transactions with other persons and do not represent more than normal credit risk. An analysis of the aggregate loan activity to these related parties as of December 31, 2005 is as follows:

Balance, Beginning of Year	$5,193,000
New Loans Granted During the Year	5,683,000
Less-Repayments	(1,142,000)
Balance, End of Year	$9,734,000

A summary of changes in the allowance for loan losses for the annual periods ended December 31 follows:

	2005	2004
Balance, Beginning of Year	$2,025,000	$1,413,000
Provision for Loan Losses	590,000	612,000
Less: Loans Charged-off	-	-
Balance, End of Year	$2,615,000	$2,025,000

One loan, in the amount of $2,000, has been charged off since the inception of the Bank.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(5)	PREMISES AND EQUIPMENT

A summary of the Bank’s premises and equipment at December 31 follows:

	2005	2004	Estimated Useful Lives
Buildings	$639,000	$639,000	40 years
Leasehold Improvements	591,000	591,000	Lesser of useful life or remaining term of the lease
Software and Equipment	941,000	915,000	5 years
Computers	235,000	220,000	3 years
Furniture and Fixtures	192,000	182,000	10 years
Projects in Process	79,000	32,000	N/A
Total	2,677,000	2,579,000
Less-Accumulated Depreciation and Amortization	(903,000)	(585,000)
Net Premises and Equipment	$1,774,000	$1,994,000

Depreciation expense for the year ended December 31, 2005 and 2004 was $337,000 and $285,000 respectively and is classified as occupancy and equipment expense in the accompanying Consolidated Statement of Operations.

(6) DEPOSITS

A summary of deposits at December 31 follows:

	2005	2004
Demand Deposits	$24,410,000	$19,665,000
Savings and NOW Accounts	62,244,000	52,422,000
Certificates of Deposit	102,798,000	84,938,000
Total Deposits	$189,452,000	$157,025,000

Certificates of deposit of $100,000 and over totaled $37,608,000 and $22,027,000 at December 31, 2005 and 2004, respectively. Certificates of deposit of under $100,000 totaled $65,190,000 and $62,911,000 at December 31, 2005 and 2004, respectively.

The following is a summary of original maturities of certificates of deposits at December 31, 2005:

2006	$88,530,000
2007	11,670,000
2008	222,000
2009	2,148,000
2010 and beyond	228,000
Total	$102,798,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(7)  FEDERAL HOME LOAN BANK OF BOSTON (FHLBB) ADVANCES AND SUBORDINATED DEBENTURES

Advances from the FHLBB at December 31, 2005 and 2004, have the following maturities:

($ thousands)	2005		2004
Year ending December 31:	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2005			$6,500	2.20%
2006	$13,750	3.42%	7,250	2.69
2007	8,500	3.66	6,000	3.41
2008	4,500	3.89	2,500	3.66
2009	3,250	3.70	3,250	3.70
2010 and beyond	3,500	3.74	1,500	3.54
Total	$33,500	3.61%	$27,000	2.99%

Subordinated debt at December 31, 2005 consists of subordinated debentures payable to the company’s unconsolidated special purpose entity, Commonwealth National Bank Statutory Trust I (“Trust’) that issued trust preferred securities to the public on December 16, 2005. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly (the fifteenth of March, June, September and December of each year) at the 3-month LIBOR rate plus 1.85%. The current interest rate is 6.26% and the next repricing date is June 15, 2006. A special redemption provision allows the issue to be callable at 103.525 % of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

(8)  INCOME TAXES

The components of federal and state income tax expense for the years ended December 31, 2005 and 2004 are as follows:
	2005	2004
Current Expense:
Federal Expense	$-	$6,000
State Expense	153,000	77,000
Total Current Expense	153,000	83,000
Deferred Expense:
Federal Expense	367,000	77,000
State Benefit	(211,000)	(77,000)
Change in Valuation Allowance	(1,800,000)	(113,000)
Total Deferred Benefit	(1,644,000)	(113,000)
Income Tax Benefit	$(1,491,000)	$(30,000)

A reconciliation of federal income tax expense to the amount computed by applying the statutory federal income tax rate to loss before federal income tax for the years ended December 31, 2005 and 2004 follows:

	2005	2004
Pre-Tax Income	$1,074,000	$256,000
Expected Federal Tax at 34%	365,000	87,000
State Tax, net of Federal	(39,000)	-
Change in Valuation Allowance	(1,800,000)	(113,000)
Other	(17,000)	(4,000)
Total Income Tax Benefit	$(1,491,000)	$(30,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 follow:

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

	2005	2004
Deferred Income Tax Assets
Allowance for Loan Loss	$1,070,000	$698,000
Start-Up Costs	65,000	139,000
Net Operating Loss	783,000	1,186,000
Unrealized Loss on Investment Securities	287,000	49,000
Other	88,000	87,000
Gross Deferred Tax Asset	$2,293,000	$2,159,000
Valuation Allowance	-	(1,800,000)
Net Deferred Tax Asset	$2,293,000	$359,000
Deferred Income Tax Liabilities
Depreciation	$237,000	$185,000
Gross Deferred Liabilities	$237,000	$185,000

Net Deferred Taxes	$2,056,000	$174,000

Initial operating losses, coupled with recent periods of profitable operations, have resulted in available tax loss carry-forwards of approximately $2.3 million. These carry-forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year under certain circumstances, including significant changes in ownership interests. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income. A deferred tax asset valuation allowance is required to reduce the potential tax benefit when it is more likely than not that all or some portion of the potential benefit will not be realized due to the lack of sufficient taxable income in the carry-forward period.

During 2005, the Company recognized the benefit of the deferred tax assets including the net operating loss carry-forwards for GAAP purposes. An income tax benefit of $1.5 million was recorded as a result of reversing the previously established valuation allowance for deferred taxes. This action was taken after completing an analysis of the Bank’s current operating income and future earnings potential. The analysis revealed that the potential and expectations for continued profitability will more likely than not generate sufficient operating income to realize the deferred tax asset created during the early years of the Bank’s existence.

(9)  STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the Plan) for employees and directors of the Bank. The Compensation Committee of the Board of Directors administers the Plan, which has authorized 200,000 shares for grant. Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant. The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date. On April 21, 2005, the Board of Directors authorized the granting of the 49,350 shares at the then fair market value of $12.75 per share to the employees of the Bank under the provisions of this Plan. On May 19, 2005, shareholders approved amending the plan to increase the authorized number of shares to 400,000.

Upon the reorganization of the Bank into a holding company structure the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan. All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company. Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

A summary of the status of the Company’s stock option plan as of December 31, 2005 and changes during the years ended on December 31, 2005 and 2004 follows:

	2005		2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at Beginning of Year	151,100	$9.78	99,475	$9.64
Granted	49,350	$12.75	52,625	$13.50
Forfeited	(2,795)	$13.14	(1,000)	$10.85
Exercised	(1,600)	$9.63
Outstanding at End of Year	196,055	$11.41	151,100	$10.98

Issued in 2002 (Expire April 30, 2012)	62,650	$10.00	63,650	$10.00
Issued in 2003 (Expire April 17, 2013)	34,525	$9.00	35,125	$9.00
Issued in 2004 (Expire April 15, 2014)	50,875	$13.50	52,325	$13.50
Issued in 2005 (Expire April 21, 2015)	48,005	$12.75
Total Shares and Average Exercise Price	196,055	$11.41	151,100	$10.98
Weighted Average Remaining Life	7.7 years		8.2 years
Options Exercisable at Year End	76,967	$10.35	40,606	$9.78
Fair Value of Options Granted During the Year	$3.21		$3.36

Warrants

On November 19, 2001, the Organizers were issued 92,500 warrants to purchase one share of common stock of the Bank for each share of the Corporation that was originally purchased. These warrants become exercisable in one-third annual increments beginning one year from the date of issuance. The warrants have a ten-year life and are exercisable for $10.00 per share subject to adjustments for stock splits, recapitalization or other similar events. As of December 31, 2005, none of the organizers’ warrants had been exercised.

The Bank’s 2003 capital stock offering included the issuance of 721,581 warrants to purchase an aggregate of 180,395 common shares. Four warrants are required to purchase one common share. Fractional shares will not be issued in connection with the exercise of warrants. The exercise price of the warrants is $11.00 per whole share subject to adjustments for stock splits, recapitalization or other similar events. The warrants expire on September 30, 2006. As of December 31, 2005, 2,602 of the warrants issued during 2003 had been exercised resulting in the issuance of 649 common shares.

Upon the reorganization of the Bank into a holding company structure all outstanding warrants were assumed and restated by the Company on the same terms and conditions as were the Bank’s. All shares of common stock of Bank which remained available through the exercise of warrants on the date of reorganization were converted into the same number of warrants for shares of common stock of the Company.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(10) COMMITMENTS AND CONTINGENCIES

(a)	Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, held for purposes other than trading, include commitments to originate loans, unused lines of credit and commercial and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and commercial and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance-sheet risk at December 31, 2005 and 2004 follow:

	2005	2004
Commitments to Originate Loans	$27,914,000	$20,332,000
Unused Lines of Credit	7,107,000	6,813,000
Secured Commercial Lines of Credit	20,619,000	17,485,000
Letters of Credit	3,457,000	3,004,000

Commitments to originate loans are agreements to lend to customers provided there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management’s credit evaluation of the borrower.

Lines of Credit represent approved extensions of credit which may be drawn upon at the option of the borrower. Amounts that are not outstanding and may be drawn upon at the option of the borrower are reported as unused lines of credit.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(b)	Lease Commitments

On January 27, 2006, the Company entered into an operating lease agreement for a branch office to be constructed at 1393 Grafton Street, Worcester, Massachusetts. The lease, which will commence sixty (60) days after the landlord has completed the agreed construction (expected to be approximately May 1, 2006) includes an initial term of ten years from that date and provides three five-year renewal options.

On October 1, 2004, the Company entered into an operating lease agreement for a branch office at 701 Church Street, Northbridge, Massachusetts, which expires on September 30, 2024. The lease has two separate five-year renewal options.

On March 6, 2003, the Company entered into an operating lease for 2,820 square feet in the multi-tenant building at 1 West Boylston Street, Worcester, Massachusetts. The lease commencement date is December 1, 2002. The lease includes an initial term of twenty years and provides two five-year renewal options. Commencing with the seventh year of the lease, and at the beginning of each lease year thereafter, lease payments increase by a percentage equal to the most recent annual percentage increase in the Consumer Price Index (CPI). The lease includes escalation clauses where in the Company will share in increases in the common area maintenance costs.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

On June 6, 2002, the Company exercised an option and entered into an operating lease agreement with a third party for land located at 564 Main Street, Shrewsbury, Massachusetts for the purpose of building a branch. The lease term is approximately twenty years. The lease has eleven separate five-year renewal options.

In December 2001, the Company entered into an operating lease agreement with one of its directors for the main office, branch office and drive-up facility in the building at 33 Waldo Street, Worcester, Massachusetts, which expires on December 1, 2016. The lease has two separate five-year renewal options. The terms of this lease are substantially the same as if it had been entered into with a third party.

The following is a schedule of future minimum lease payments for non-cancelable lease obligations as of December 31, 2005:

Year Ending December 31,
2006	$398,000
2007	401,000
2008	414,000
2009	416,000
2010	419,000
Thereafter	4,194,000
Total Future Minimum Lease Payments	$6,242,000

(c)	Employment Agreements

The Company does not have any written employment contracts with any executive officers, all of whom are employees at will. The Compensation Committee on behalf of the Board of Directors is currently negotiating change in control agreements with each of the five Executive Officers which would provide for severance pay in the event a change in control occurred.

(d)	Legal Proceedings

Various legal claims may arise from time to time in the ordinary course of business. At December 31, 2005, no such claims existed which, in the opinion of management, would have a material effect on the Company’s consolidated financial statements.

(e)	Officer Life Insurance

The Bank owns term life insurance policies insuring members of senior management. The Bank is the beneficiary under these policies. Officer life insurance costs for the years ended December 31, 2005 and 2004 were $3,000 and $2,000 respectively.

(f)	Data Processing Service Agreements

The Bank has entered into a contract for data and items processing services with Fiserv Solutions, Inc. The contract agreement originally was schedule to expire on November 19, 2006; however, was amended on October 1, 2005 and extended for a period ending on October 1, 2010. The Bank has the right to terminate the agreement with 60 days notice to Fiserv Solutions, Inc. Annual minimum charges per the Fiserv agreement for the entire remaining term are $100,000. Total fees to be paid may be the same as or exceed the minimum fee depending on transaction volume during the remaining term of the contract.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, as well as the methods and significant assumptions used to estimate the fair value of its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

no active observable market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts for these financial items approximate fair value because they have original maturities of less than three months.

Investment Securities

The fair value of investment securities, other than FHLBB stock and FRBB stock, is based on quoted market prices. The fair value of FHLBB stock and the FRBB stock are equal to cost, since there is no market for these instruments and they are redeemable at par.

Loans, Net

Fair value estimates are based on loans with similar financial characteristics. Loans have been segregated by homogeneous groups for calculation purposes and presented as a single line item for disclosure purposes. Fair value estimates are estimated by discounting contractual cash flows adjusted for prepayment estimates and using rates approximately equal to current market rates on loans with similar characteristics and maturities. Incremental credit risk for classified and non-accrual loans has been considered.

Deposits

Fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts is equal to the amount payable on demand, that is, the carrying amount. The fair value reported for time deposits are based upon the discounted value of contractual cash flows. The discounted rates are representative of approximate rates currently offered on time deposits with similar remaining maturities.

FHLBB Advances

The fair value of the FHLBB advances is based on the discounted value of cash flows applying interest rates currently being offered for similar instruments.

Subordinated Debentures

The fair value of subordinated debentures approximates book value due to the three-month repricing nature of these instruments.

Commitments to Extend Credit and Commercial and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties. The fair value of these fees at December 31, 2005 and 2004 was immaterial to the consolidated financial statements as a whole.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

The carrying amount and estimated fair values of the Company’s financial instruments are as follows at December 31, 2005 and 2004:

	2005		2004
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$14,971	$14,971	$9,316	$9,316
Securities Available-for-Sale	39,593	39,593	33,849	33,849
Securities Held-to-Maturity	9,110	9,005	4,002	4,048
Federal Reserve Bank Stock	508	508	446	446
Federal Home Loan Bank Stock	1,870	1,870	1,431	1,431
Loans, Net	178,233	177,289	147,668	147,042
Accrued Interest Receivable	971	971	709	709

Financial Liabilities
Deposits
Demand Deposits	24,410	24,410	19,665	19,665
Savings and NOW Accounts	62,244	62,244	52,422	52,422
Certificates of Deposit	102,798	102,169	84,938	84,543
FHLBB Advances	33,500	32,778	27,000	26,773
Subordinated Debentures	7,732	7,732	-	-
Accrued Interest Payable	609	609	214	214

(12) MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (PCA), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2004 that the Company and the Bank met all capital adequacy requirements to which they are subject

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum amounts and ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At December 31, 2005, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

The Company	Actual		For Capital Adequacy Purposes
December 31, 2005	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$24,331,000	12.97%	> $15,004,000	> 8.00%
Tier 1 Capital (to Risk Weighted Assets)	21,987,000	11.72	7,502,000	4.00
Tier 1 Leverage Capital (to Average Assets)	21,987,000	9.46	9,297,000	4.00

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

The Bank	Actual		For Capital Adequacy Purposes			To be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2005	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk Weighted Assets)	$24,042,000	12.84%	$	>14,983,000	>8.00%	$	>18,729,000	>10.00%
Tier 1 Capital (to Risk Weighted Assets)	21,698,000	11.59		7,492,000	4.00		11,238,000	6.00
Tier 1 Leverage Capital (to Average Assets)	21,698,000	9.35		9,286,000	4.00		11,608,000	5.00

The Bank	Actual		For Capital Adequacy Purposes			To be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2004	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk Weighted Assets)	$17,007,000	10.88%	$	>12,501,000	>8.00%	$	>15,627,000	>10.00%
Tier 1 Capital (to Risk Weighted Assets)	15,055,000	9.63		6,251,000	4.00		9,376,000	6.00
Tier 1 Leverage Capital (to Average Assets)	15,055,000	7.79		7,732,000	4.00		9,665,000	5.00

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(13) CNB FINANCIAL CORP. ONLY FINANCIAL STATEMENTS

Balance Sheet	2005

ASSETS
Total Cash and Due From Banks	$1,969,000
Total Investment in Subsidiary	23,049,000
$25,018,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$35,000
Accrued Interest Payable on Subordinated Debentures	21,000
Due to Subsidiary	4,000
Subordinated Debentures	7,732,000
Total Liabilities	$7,792,000

Stockholders’ Equity:
Total Stockholders' Equity	17,226,000
$25,018,000

Statement of Operations

Total Income	$-

Operating Expenses:
Interest Expense	21,000
Legal	54,000
Other General and Administrative Expenses	14,000
Total Operating Expenses	89,000
Loss Before Equity in Undistributed Income of Subsidiary	(89,000)
Equity in Undistributed Income of Subsidiary	2,654,000
Net Income	$2,565,000

CNB Financial Corp. was formed December 16, 2005.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

Statement of Cash Flows

Cash Flows from Operating Activities:	2005
Net Income	$2,565,000
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities-
Increase in Accrued Expenses and Other Liabilities	60,000
Equity in Undistributed Income of Subsidiary	(2,654,000)

Net Cash Used in Operating Activities	(29,000)

Cash Flows from Investing Activities:
Capital Investment in Bank Preferred Stock	(5,500,000)
Investment in CNB Interim Bank	(2,000)

Net Cash Used in Investing Activities	(5,502,000)

Cash Flows from Financing Activities:
Issuance of Subordinated Debentures	7,500,000

Net Cash Provided by Financing Activities	7,500,000

Net Increase in Cash and Cash Equivalents	1,969,000

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$1,969,000

CNB Financial Corp. was formed December 16, 2005.

The Statement of Stockholders’ Equity for the parent company is identical to the Consolidated Statement of Stockholders’ Equity which appears on page F-6

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

(14) Summary of Unaudited Quarterly Information
	2005	2005	2005	2005	2004	2004	2004	2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and Fee Income	$3,517,000	$3,308,000	$3,019,000	$2,737,000	$2,525,000	$2,232,000	$1,994,000	$1,827,000
Interest Expense	1,392,000	1,305,000	1,209,000	972,000	880,000	717,000	667,000	606,000

Net interest income	2,125,000	2,003,000	1,810,000	1,765,000	1,645,000	1,515,000	1,327,000	1,221,000

Provision for Loan Losses	150,000	150,000	150,000	140,000	195,000	230,000	121,000	66,000
Non-interest Income	117,000	113,000	140,000	91,000	100,000	82,000	93,000	89,000
Non-interest Expense	1,691,000	1,674,000	1,585,000	1,550,000	1,464,000	1,305,000	1,243,000	1,192,000

Income before provision for income taxes	401,000	292,000	215,000	166,000	86,000	62,000	56,000	52,000

Income Tax (Benefit) Expense	75,000	(1,566,000)	-	-	(43,000)	5,000	7,000	-

Net Income	$326,000	$1,858,000	$215,000	$166,000	$129,000	$57,000	$49,000	$52,000

Basic Income per Share	$0.15	$0.88	$0.10	$0.08	$0.06	$0.03	$0.02	$0.02

Weighted Average Shares Outstanding	2,113,000	2,112,000	2,111,000	2,111,000	2,111,000	2,111,000	2,111,000	2,111,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2005

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

By: /s/ Charles R. Valade
Dated: March 28, 2006	Charles R. Valade, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Valade		March 28, 2006
Charles R. Valade	President

/s/ William M. Mahoney		March 28, 2006
William M. Mahoney	Treasurer and CFO

/s/ Robert D. Ansin		March 28, 2006
Robert D. Ansin	Director

/s/ Gerald D. Cohen		March 28, 2006
Gerald D. Cohen	Director

/s/ Cary J. Corkin		March 28, 2006
Cary J. Corkin	Director

/s/ Lawrence J. Glick		March 28, 2006
Lawrence J. Glick	Director

/s/ Stephen J. Granger		March 28, 2006
Stephen J. Granger	Director

/s/ George L. Kaplan		March 28, 2006
George L. Kaplan	Director

/s/ John P. Lauring		March 28, 2006
John P. Lauring	Director

Signature	Title	Date

/s/ Ralph D. Marois		March 28, 2006
Ralph D. Marois	Director

/s/ Henry T. Michie	_	March 28, 2006
Henry T. Michie	Director

/s/ Harris L. MacNeill		March 28, 2006
Harris L. MacNeill	Director

/s/ Richard J. Noonan		March 28, 2006
Richard J. Noonan	Director

/s/ Claire A. O’Connor		March 28, 2006
Claire A. O’Connor	Director

/s/ Bryan T. Rich		March 28, 2006
Bryan T. Rich	Director

/s/ J. Robert Seder		March 28, 2006
J. Robert Seder	Director

EXHIBIT INDEX

Exhibit No.	Description	Reference to:
3.1	Articles of Organization	Exhibit 3.1 to CNB Financial Corp.’s Form 8-K dated December 19, 2005
3.2	Bylaws	Exhibit 3.2 to CNB Financial Corp.’s Form 8-K dated December 19, 2005
4.1	Warrant Form	Exhibit 4.1 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
4.2	Common Stock Certificate	Exhibit 4.2 hereto
4.3	Form of Subscription Rights Certificate	Exhibit 4.1 to Commonwealth National Bank’s Registration Statement on Form SB-2/A dated July 28, 2003 as filed with the Office of the Comptroller of the Currency
4.4	Form of Warrant to Purchase Common Stock	Exhibit 4.2 to Commonwealth National Bank’s Registration Statement on Form SB-2/A dated July 28, 2003 as filed with the Office of the Comptroller of the Currency
10.1	Lease for 33 Waldo Street, Worcester Massachusetts	Exhibit 10.1 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
10.2	Stock Option Plan	Exhibit 10.2 to Commonwealth National Bank’s Annual Report on Form 10-KSB dated March 27, 2002 as filed with the Office of the Comptroller of the Currency
10.3	Lease for 572 Main Street, Shrewsbury Massachusetts	Exhibit 10.3 to Commonwealth National Bank’s Quarterly Report on Form 10-QSB dated August 13, 2002 as filed with the Office of the Comptroller of the Currency
10.4	Lease for One West Boylston Street, Worcester Massachusetts	Exhibit 10.4 to Commonwealth National Bank’s Quarterly Report on Form 10-QSB dated August 13, 2002 as filed with the Office of the Comptroller of the Currency
10.5	Lease for 701 Church Street, Northbridge Massachusetts	Exhibit 10.5 to commonwealth National Bank’s Quarterly report on form 10-QSB dated November 9, 2004 as filed with the Office of the Comptroller of the Currency
10.6	Lease for 1393 Grafton Street, Worcester Massachusetts	Exhibit 10.6 hereto
21	Subsidiaries of Small Business Issuer	Exhibit 21 hereto
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade	Exhibit 31.1 hereto
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney	Exhibit 31.2 hereto
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade	Exhibit 32.1 hereto
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney	Exhibit 32.2 hereto