Form 10QSB
period 2006-03-31
CNB Financial Corp.
filed 2006-05-09
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to ___________________

Commission file number: 000-51685

CNB Financial Corp
(Exact name of small business issuer as specified in its charter)

Massachusetts	20-3801620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Waldo Street, P.O. Box 830, Worcester, MA 01613-0830
(Address of principal executive offices)

(508) 752-4800
(Issuer’s telephone number)

___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

At May 1, 2006, the registrant had 2,130,725 shares of $1.00 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

PART II - OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(unaudited)

ASSETS	March 31,	December 31,
	2006	2005

Cash and Cash Equivalents	$12,387,000	$14,971,000
Investment Securities Available-for-Sale, (amortized cost of $43,548,000 as of March 31, 2006 and $40,294,000 as of December 31, 2005) (Note)	42,549,000	39,593,000
Investment Securities Held-to-Maturity, (fair value of $9,744,000 as of March 31, 2006 and $9,005,000 as of December 31, 2005) (Note)	9,928,000	9,110,000
Federal Reserve Bank Stock	682,000	508,000
Federal Home Loan Bank Stock	1,870,000	1,870,000

Loans	183,944,000	180,848,000
Less: Allowance for Loan Losses	(2,699,000)	(2,615,000)
Loans, Net	181,245,000	178,233,000

Premises and Equipment, Net	1,862,000	1,774,000
Accrued Interest Receivable	1,140,000	971,000
Deferred Tax Asset	2,179,000	2,056,000
Prepaid Expenses and Other Assets	350,000	325,000
	$254,192,000	$249,411,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$193,424,000	$189,452,000
Federal Home Loan Bank Advances	34,500,000	33,500,000
Subordinated Debentures	7,732,000	7,732,000
Accrued Expenses and Other Liabilities	1,225,000	1,501,000
Total Liabilities:	236,881,000	232,185,000

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 and 4,000,000 as of March 31, 2006 and December 31, 2005, respectively
Issued and Outstanding: 2,114,000 and 2,113,000 as of March 31, 2006 and December 31, 2005, respectively	2,114,000	2,113,000
Additional Paid-in Capital	18,358,000	18,314,000
Accumulated Deficit	(2,571,000)	(2,787,000)
Accumulated Other Comprehensive Loss (net of taxes)	(590,000)	(414,000)
Total Stockholders' Equity	17,311,000	17,226,000
	$254,192,000	$249,411,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended

	March 31,
	2006	2005
Interest and Dividend Income:
Interest and Fees on Loans:	$3,156,000	$2,332,000
Interest and Dividends on Investments	635,000	405,000

Total Interest and Dividend Income	3,791,000	2,737,000

Interest Expense:
Interest Expense on Deposits	1,232,000	761,000
Interest Expense on Borrowings	407,000	211,000

Total Interest Expense	1,639,000	972,000

Net Interest Income	2,152,000	1,765,000

Provision for Loan Losses	84,000	140,000

Net Interest Income, After Provision for Loan Losses	2,068,000	1,625,000

Other Income:
Fees on Deposit Accounts	52,000	42,000
Loan Related Fees	49,000	30,000
Other	32,000	19,000
Total Other Income	133,000	91,000

Operating Expenses:
Employee Compensation and Benefits	1,003,000	799,000
Occupancy and Equipment	264,000	267,000
Professional Fees	166,000	118,000
Marketing and Public Relations	120,000	108,000
Data Processing Expense	90,000	74,000
Other General and Administrative Expenses	183,000	184,000
Total Operating Expense	1,826,000	1,550,000

Income Before Taxes	375,000	166,000

Income Taxes	159,000	-
Net Income	$216,000	$166,000

Net Income per Basic Share	$0.10	$0.08
Net Income per Diluted Share	$0.10	$0.08

Weighted Average Shares - Basic	2,114,000	2,111,000
Weighted Average Shares - Diluted	2,191,000	2,183,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (net of taxes)	Total
Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	($2,787,000)	($414,000)	$17,226,000

Net Income				216,000		216,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $122,000					(176,000)	(176,000)
Total Comprehensive Income						40,000

Share-based Compensation			33,000			33,000

Exercise of Warrants	1,000	1,000	11,000			12,000

Balance, March 31, 2006	2,114,000	$2,114,000	$18,358,000	($2,571,000)	($590,000)	$17,311,000
-
Balance, December 31, 2004	2,111,000	$10,556,000	$9,851,000	($5,352,000)	($71,000)	$14,984,000

Net Income				166,000		166,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $238,000					(417,000)	(417,000)
Total Comprehensive Income						(251,000)
Balance, March 31, 2005	2,111,000	$10,556,000	$9,851,000	($5,186,000)	($488,000)	$14,733,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended

	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$216,000	$166,000
Adjustments to reconcile Net Income to Net Cash Provided by (Used in) Operating Activities-
Share-based Compensation	33,000	-
Provision for Loan Losses	84,000	140,000
Decrease (Increase) in net Deferred Loan Costs	7,000	(6,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	85,000	86,000
Increase in Deferred Taxes	-	(31,000)
Increase in Accrued Interest Receivable	(169,000)	(112,000)
Increase in Other Assets	(27,000)	(139,000)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(276,000)	151,000

Net Cash Provided by (Used in) Operating Activities	(47,000)	255,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(997,000)	-
Purchase of Investment Securities Available-for-Sale	(4,033,000)	(1,475,000)
Principal Payments on Mortgage Backed Securities (CMOs)	959,000	674,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	-	1,000,000
Purchase of Federal Reserve Stock and FHLBB Stock	(174,000)	(115,000)
Loan Originations, net of Principal Repayments	(3,103,000)	(8,243,000)
Purchases of Premises and Equipment	(173,000)	(43,000)

Net Cash Used in Investing Activities	(7,521,000)	(8,202,000)

Cash Flows from Financing Activities:
Advances from FHLBB	6,500,000	3,500,000
Repayment of FHLBB Advances	(5,500,000)	(2,000,000)
Net Increase in Deposits	3,972,000	10,376,000
Common Stock Issuance	12,000	-

Net Cash Provided by Financing Activities	4,984,000	11,876,000

Net Increase (Decrease) Cash and Cash Equivalents	(2,584,000)	3,929,000

Cash and Cash Equivalents, Beginning of the Period	14,971,000	9,316,000

Cash and Cash Equivalents, End of the Period	$12,387,000	$13,245,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.  ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company. It’s wholly owned subsidiary Commonwealth National Bank (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts, a branch office at One West Boylston Street, Worcester, Massachusetts, a branch office at 564 Main Street, Shrewsbury, Massachusetts, and a branch office at 701 Church Street in Northbridge, Massachusetts. The Bank has received OCC approval to open a branch banking facility a 1393 Grafton Street, Worcester, Massachusetts and a branch banking facility a 25A West Boylston Street, West Boylston, Massachusetts. The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board and the Securities and Exchange Commission. The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank Insurance Fund of the FDIC insures the Bank’s deposits for amounts up to $100,000 and the amount insured for retirement accounts has increased to $250,000 effective April 1, 2006 due to recent federal insurance changes.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure. The reorganization of the Bank was approved by shareholders of the Bank on August 23, 2005 and subsequently approved by the OCC. The Federal Reserve Bank of Boston (“FRBB”) approved the application of the Company to acquire 100% of the capital stock of the Bank. The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001. The Bank received approval of its application for Federal Deposit Insurance from the FDIC effective November 19, 2001 and commenced its banking business on the same day.

In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank. Outstanding certificates representing shares of common stock of the Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company. The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock is $5 per share. The holders of Bank options and warrants immediately prior to the reorganization are entitled to receive one option or warrant to acquire shares of the common stock of the Company for each Bank Option or Warrant then held by them on the same terms and conditions.

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Commonwealth National Bank. All material inter-company transactions have been eliminated in consolidation. The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at March 31, 2006, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

At March 31, 2006, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Losses are charged against the allowance when management believes the collectibility of principal is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of loans and nonperforming loans. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and its effect on borrowers, the performance of individual loans in relation to contract term, industry peer standards and estimated fair values of underlying collateral.

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the Bank’s lending areas. The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans, which are evaluated in aggregate, according to the Bank’s normal loan review process, including overall credit evaluation, non-accrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

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

Stock Option Plan

During the first calendar quarter of 2006 the Company adopted SFAS No. 123R Share-Based Payment recognizing the grant-date fair value of share-based compensation. The impact of the Company adopting such accounting can be seen in Note 6, Stock Based Plans of these Notes to Consolidated Financial Statements.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at March 31, 2006 are as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
US Government Agencies
Due within one year	$4,999,000	$-	$(91,000)	$4,908,000
Due after one year through five years	16,161,000	-	(368,000)	15,793,000
Due after five years	22,388,000	-	(540,000)	21,848,000

	$43,548,000	$-	$(999,000)	$42,549,000

Held-to-maturity:
US Government Agencies
Due within one year	$2,985,000	$-	$(20,000)	$2,965,000
Due after one year through five years	2,000,000	-	(33,000)	1,967,000
Due after five years	3,921,000	-	(108,000)	3,813,000
Municipals
Due after five years	997,000	-	(23,000)	974,000
Other Bonds
Due after one year through five years	25,000	-	-	25,000
	$9,928,000	$-	$(184,000)	$9,744,000

Total Investment Securities	$53,476,000	$-	$(1,183,000)	$52,293,000

5.  LOANS

Major classifications of loans at March 31, 2006 and December 31, 2005 follow:

	March 31,	December 31,
	2006	2005
Commercial and Industrial	$ 59,188,000	$ 59,043,000
Commercial Real Estate	96,316,000	91,497,000
Residential Real Estate	14,237,000	15,278,000
Consumer	14,203,000	15,030,000
Total loans	183,944,000	180,848,000
Less—Allowance for loan losses	(2,699,000)	(2,615,000)
Total loans, net	$ 181,245,000	$ 178,233,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At March 31, 2006 no loans accruing interest were past due 90 days or more and $136,000 of loans were on non-accrual status. Net deferred costs totaled $361,000 and $368,000 at March 31, 2006 and December 31, 2005, respectively.

A summary of changes in the allowance for loan losses for the three-month period ended March 31, 2006 and 2005 follows:
	2006	2005
Balance, beginning of year	$ 2,615,000	$ 2,025,000
Provision for loan losses	84,000	140,000
Less: Loans charged-off	-	-
Balance as of March 31,	$ 2,699,000	$ 2,165,000

6.  STOCK BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the “Plan”) for employees and directors of the Bank. The Compensation Committee of the Board of Directors administers the Plan (as amended on May 19, 2005), which has authorized 400,000 shares for grant. Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant. The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.

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

The following table summarizes the Company’s activities with respect to its stock option plan for the first three months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2006	196,055	$11.41
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2006	196,055	$11.41	7.5 years	$ 2.73
Exercisable at March 31, 2006	76,967	$10.35	6.6 years	$ 2.30

The aggregate intrinsic value of the options exercisable and outstanding at March 31, 2006 equals $177,000 and $535,000, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, eliminating pro forma disclosure as an alternative. The cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for small business filers as of the first interim or annual period that begins after December 31, 2005.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. Under the previously employed intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 equals $33,000 and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. No share-based awards were granted by the Company during the first three months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. No share-based awards were granted during either the first three months of 2006. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at March 31, 2006.

Dividend yield	2.6%
Expected volatility	35.0%
Risk free interest rate	3.2%
Expected lives	6.0 years

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three-month period ended March 31, 2005:

2005

Net Income, as reported	$ 166,000
Pro forma total share-based compensation as if Statement 123R had been applied (zero tax rate)

(24,000)
Net Income as reported for the 2006 period, pro forma for the 2005 period	$ 142,000

Earnings per share:
Basic-as reported	$0.08
Basic-pro forma	$0.07

Diluted-as reported	$0.08
Diluted-pro forma	$0.07

Weighted Average Shares Outstanding	2,111,000
Weighted Average Diluted Shares Outstanding	2,183,000

Warrants

The Bank’s 2003 capital stock offering included the issuance of 721,581 warrants to purchase an aggregate of 180,395 common shares. Upon the reorganization of the Bank into a holding company structure all outstanding warrants were assumed and restated by the Company on the same terms and conditions as were the Bank’s. All shares of common stock of the Bank which remained available through the exercise of warrants on the date of reorganization were converted into the same number of warrants for shares of common stock of the Company. Four warrants are required to purchase one common share. Fractional shares will not be issued in connection with the exercise of warrants. The exercise price of the warrants is $11.00 per whole share subject to adjustments for stock splits, recapitalization or other similar events. The warrants expire on September 30, 2006. During the first calendar quarter of 2006, 4,236 of the warrants were exercised resulting in the issuance of 1,059 shares. As of March 31, 2006, a cumulative total of 6,838 warrants issued during 2003 had been exercised resulting in the issuance of a cumulative 1,708 common shares.

8.  EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2006 and 2005 is presented below:

	Three Months Ended March 31,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,114,000	2,111,000
Dilutive securities	77,000	72,000

Weighted-average shares outstanding—Diluted	2,191,000	2,183,000

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2006 and 2005, options outstanding totaling 51,000 and 52,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

7.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at March 31, 2006:
Commitments whose contract amounts represent credit risk-
Commitments to originate loans	$ 27,657,000
Unused lines of credit	7,597,000
Secured commercial lines of credit	23,571,000
Letters of Credit	2,547,000

8. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At March 31, 2006, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank
	Amount	Ratio	Amount	Ratio	Minimum Capital Requirements	For Bank to be “Well Capitalized” under prompt corrective action provisions
Leverage Ratio	22,242	9.04%	22,036	8.95%	4.00%	5.00%
Tier 1 risk-based ratio	22,242	10.66%	22,036	10.57%	4.00%	6.00%
Total risk-based ratio	24,850	11.91%	24,644	11.82%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank (the “Bank”), a national bank with four full-service branches located in the greater Worcester, Massachusetts area. The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005.

General

The operating results of the Company and the Bank depend primarily upon net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits. Net earnings are also affected by non-interest income and non-interest expense, such as compensation and benefits, building and occupancy expense, and other operating expenses.

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2005 as well as the results of operations during the three-month period ended March 31, 2006.

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and Note 3 to the consolidated financial statements of this Form 10-QSB. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on pages 13 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

New Accounting Pronouncement

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods.  During the three months ended March 31, 2006, the company recorded $33,000 of share-based compensation expense.  Previous periods have not been restated.  See Note 6 to the consolidated financial statements of this Form 10-QSB for further details.

Results of Operations

Overview

The Company recorded net income of $216,000 for the first three months of 2006, as compared to $166,000 for the first quarter of 2005. Diluted earnings per share were $0.10 and $0.08 for the first quarter of 2006 and 2005, respectively. The 126% increase in pre-tax net income compared to the same quarter of last year was predominantly due to a 22% increase in net interest income and a 40% decrease in the provision for loan losses that offset an 18% increase in non-interest expense. After-tax net income equaled $216,000 for the quarter, compared to $166,000 for the same quarter of 2005, a 30% increase. Book value per share was $8.19 at March 31, 2006, an increase of $0.04 from the book value per share of $8.15 at December 31, 2005.

Analysis of Net Interest Income

Net interest income is the difference between the income the Company earns on interest earning assets such as loans and investments and the interest the Company pays for its deposits and borrowed funds. As the Company’s primary source of earnings, net interest income will fluctuate with interest rate movements. To lessen the impact of changes in interest rates, the Company endeavors to structure the balance sheet so that there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-bearing assets in order to match the variability of interest rates paid on the Company’s deposits and other interest bearing liabilities. Imbalance among interest bearing assets and liabilities at any point in time constitutes interest rate risk.

Net interest income equaled $2,152,000 for the three-month period ended March 31, 2006 compared to $1,765,000 for the three-month period ended March 31, 2005. The following table depicts the condensed quarterly averages of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or cost of funds for the three-month period ended March 31, 2006 compared to the three months ended March 31, 2005. The difference between asset yields and the cost of funds equals the net interest spread. The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

Comparing the first quarter of 2006 to the same period of 2005, the Company’s net interest margin declined slightly to 3.63% from the year earlier period’s 3.65% as a result of the higher interest rate environment in the 2006 period and the addition of subordinated debentures to the company’s liability structure. Asset yields increased by 74 basis points from period to period as the Company’s balance sheet responded to the higher level of market interest rates, in particular the increased level of the Company’s base lending rate versus the year-earlier period. The same impact is noted in the cost of savings, NOWs and money market accounts, which increased, by 44 basis points and the cost of time deposits, which increased by 86 basis points. Also increasing was the cost of borrowed funds which increased by 62 basis points from the 2005 period to the 2006 period. The subordinated debentures (issued in December 2005) carried an average rate of 6.35% during the first quarter of 2006.

The table on the following page presents the average balances, net interest income and interest yields/rates for the first three months of 2006 and 2005.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2006 and 2005
	Three Months Ended			Three Months Ended

(Dollars in Thousands)	March 31, 2006			March 31, 2005
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance
INTEREST EARNING ASSETS

Total Loans	$180,943	$3,156	7.07%	$153,172	$2,332	6.18%
Investments, Fed Funds and Int. Bearing Balances	59,408	636	4.34%	43,118	405	3.81%
Total Interest Earning Assets	$240,351	$3,792	6.40%	$196,290	$2,737	5.66%

Allowance for Loan Losses	$(2,662)			$(2,073)
Cash and Due from Banks	5,097			4,416
Premises and Equipment	1,844			1,996
Other Assets	3,378			1,082
Total Assets	$248,008			$201,711

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$55,630	$255	1.86%	$51,371	$179	1.42%
Time Deposits	109,563	977	3.62%	85,508	582	2.76%
Borrowed Funds	31,511	288	3.71%	27,757	211	3.09%
Subordinated Debentures	7,500	119	6.35%	-	-	-
Total Interest Bearing Liabilities	$204,204	$1,639	3.26%	$164,636	$972	2.39%
Demand Deposits	24,952			21,180
Total Deposits and Borrowed Funds	$229,156	$1,639	2.90%	$185,816	$972	2.12%

Other Liabilities	1,630			940
Stockholders' Equity	17,222			14,955
Total Liabilities and Stockholders' Equity	$248,008			$201,711

Net Interest Income		$2,153			$1,765
Interest Rate Spread			3.50%			3.54%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.63%			3.65%

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a charge to the operating provision for loan losses amounting to $84,000 during the first calendar quarter of 2006 compared to a $140,000 provision that was added to the allowance during the same period of 2005. At March 31, 2006 the level of non-performing loans had reduced to $136,000 versus the $1,287,000 level at December 31, 2005 and no loans were charged off during the three-months ended March 31, 2006. Therefore the amount necessary to be provided to the reserve was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the increased loan portfolio volume. At March 31, 2006 the allowance for loan losses equaled 1.47% of total loans. Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees. Total other income equaled $133,000 for the three-month period ended March 31, 2006, an increase of 46% since the first quarter of 2005. The majority of the increase related to increased volume of transactions in deposit accounts, as well as, increased activity involving loan origination document preparation.

Operating Expense

Operating expense, alternatively known as non-interest expense, in the first quarter of 2006 totaled $1,826,000, an increase of 18%, as compared to the first quarter of 2005. Employee compensation and benefits expense increased 26% to $1,003,000, due to staff additions in the lending, credit and operations areas, staff merit increases and the implementation of SFAS No. 123R Share-Based Payments. This recent accounting pronouncement resulted in an expense of $33,000 for the first quarter of 2006. During prior periods the Company was generally not required to recognize expense for this item and the impact was reflected in the financial statement footnotes on a pro-forma basis. Professional fees totaled $166,000, a 41% increase over the first quarter of 2005. This increase was caused by higher audit, consulting and legal fees, as well as increased expenditures for shareholder relations and a higher level of appraisal activity. Data processing expense increased by $16,000 or 22% over the prior year period to a level of $90,000 as a result of increased numbers of loan and deposit accounts maintained on the data processing systems, as well as increased levels of customer transactions. Advertising and public relations increased by $12,000 or 11% compared to the prior year period to a level of $120,000 as a result of increased advertising placements in the local print, radio and outdoor media.

Provision for Income Taxes

Income tax expense totaled $159,000 for the quarter ended March 31, 2006. No provision for income tax was recorded during the same period in 2005. During the 2005 period, the Company maintained a valuation allowance against the deferred tax asset which resulted from tax loss carry-forwards. During the third quarter of 2005, the Company reversed the remaining valuation allowance. During 2006 the Company recorded income tax expense at approximately the applicable statutory rate. The tax loss carry-forwards will offset the liability for taxes payable during the current and future periods until the deferred tax asset is exhausted or expires. At March 31, 2006 the available tax-loss carry-forwards approximate $2.3 million. These carry-forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service.

Financial Condition

Overview

Total assets were $254,192,000 at March 31, 2006, compared to $249,411,000 at December 31, 2005, an increase of $4.8 million or 2%.

Loans

Loan portfolio increases of $3.1 million since December 31, 2005 were recorded in commercial and industrial loans (increased by $0.1 million) and commercial real estate (increased by $4.8 million). Residential real estate loans and loans to consumers declined by $1.0 million and $0.8 million respectively since December 31, 2005. The allowance for loan losses increased to $2,699,000 during the first quarter of 2006 as a result of an $84,000 provision charge to earnings. Non-performing loans at March 31, 2006 equaled $136,000 compared to $1,287,000 at December 31, 2005, a reduction of $1.2 million. No loans were charged-off during the three months ended March, 31, 2006. At March 31, 2006 the allowance for loan losses equaled 1.47% of total loans versus 1.45% at December 31, 2005 and 1.37% at March 31, 2005. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses. In addition to assessing risk on individual loans, the Bank considers industry trends, regional and national economic conditions. In addition to the allowance for loan losses, the Bank maintains a separate liability account as a reserve for the potential of future losses on currently unfunded loan commitments. At March 31, 2006 this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $42,549,000 at March 31, 2006, an increase of $3.0 million or 7% from the balance at December 31, 2005. Investment securities classified as held-to-maturity were $9,928,000 at March 31, 2006, an increase of $0.8 million or 9% from December 31, 2005.

Short-term Investments

Cash and cash equivalents declined by $2.6 million during the quarter to equal $12,387,000 at March 31, 2006. The resulting funds flow was reinvested in the investment and loan portfolios.

Deposits

Deposits are the Bank’s primary source of funds. Total deposits increased to $193.4 million at March 31, 2006, a $4.0 million increase from total deposits at December 31, 2005. The growth in deposits during the first three months of 2006 was used to support asset growth as the Bank continued to leverage its capital base. The deposit portfolio increases occurred in certificates of deposits ($9.2 million increase) and demand deposit accounts ($1.8 million). The aggregate of personal and commercial money market, NOW accounts and savings accounts declined by $7.0 million during the three-month period since December 31, 2005. To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions. These programs continue to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Liquidity and Capital Resources

Liquidity represents the Bank’s ability to generate adequate amounts of funds to meet its needs for cash. Specifically, liquidity ensures that adequate funds are available to fund loan demand, meet deposit withdrawals, maintain reserve requirements, pay operating expenses and satisfy other institutional commitments. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity. Secondary sources of liquidity are principal and interest payments on loans and scheduled maturities of the investment portfolio. In addition, the liquidity is supplemented through the use of borrowings. The parent company entity maintains cash balances that are available to pay the interest expense associated with the subordinated debentures and to pay normal operating expenses. These cash balances are considered sufficient to provide adequate liquidity for the payment of these expenses until such time that the bank is permitted to pay dividends to the parent company.

The primary investing activity of the Bank is the origination of loans to businesses and individuals. The primary financing activity of the Bank is accepting demand, savings and time deposits from businesses and individuals. Advances (borrowings) from the FHLBB are another source of funding for the Bank.

The Bank anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand. In estimating uses of funds, cash requirements for expected loan originations and initial funding amounts of those loans for the forward looking 90-day period are constantly developed, reviewed and evaluated. Estimating the expected deposit trends for the ensuing 90-day period projects the primary source of funds. Expected changes in the interest rate environment are considered when estimating loan originations and pay-downs, as well as, deposit flows. Mismatches between expected uses and sources of funds identify the need to adjust the level of the Bank’s investment portfolio or the level of borrowed funds.

Stockholders’ equity at March 31, 2006 was $17,311,000, an increase of $85,000 from December 31, 2005. The increase was primarily due to first quarter earnings of $216,000, the exercise of warrants for 1,000 shares totaling $12,000 and the $33,000 impact of the accounting treatment for share-based compensation offset by the $176,000 increase in the unrealized loss on available-for sale investment securities to $590,000.

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements. As of March 31, 2005, the Company’s and the Bank’s Tier One Leverage Capital ratios were 9.04% and 8.95%, respectively. The Bank’s Tier One and Total Risk Based Capital ratios were 10.57% and 11.82%, respectively. These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

Item 3 - Controls and Procedures

(a) The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report.

(b) There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 - Legal Proceedings
None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item3 - Defaults Upon Senior Securities
None

Item 4 - Submission of Matters to Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description

Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005 (file no. 000-51685))
Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005 (file no. 000-51685))
Exhibit 4
Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2006 (file no. 000-51685))

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer
Exhibit 32	Section 1350 certifications of the Chef Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

Date: May 8, 2006	By:	/s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: May 8, 2006	By:	/s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005 (file no. 000-51685))
Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005 (file no. 000-51685))
Exhibit 4
Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2006 (file no. 000-51685))

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer
Exhibit 32	Section 1350 certifications of the Chef Executive Officer and Chief Financial Officer