Form 10QSB
period 2006-06-30
CNB Financial Corp.
filed 2006-08-09
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

At August 1, 2006, the registrant had 2,151,597 shares of $1.00 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
ASSETS	June 30,	December 31,
	2006	2005

Cash and Cash Equivalents	$18,316,000	$14,971,000
Investment Securities Available-for-Sale, (amortized cost of $54,821,000 as of June 30, 2006 and $40,294,000 as of December 31, 2005) (Note 4)	53,649,000	39,593,000
Investment Securities Held-to-Maturity, (fair value of $12,330,000 as of June 30, 2006 and $9,005,000 as of December 31, 2005) (Note 4)	12,598,000	9,110,000
Federal Reserve Bank Stock	682,000	508,000
Federal Home Loan Bank Stock	2,530,000	1,870,000

Loans	196,681,000	180,848,000
Less: Allowance for Loan Losses	(2,765,000)	(2,615,000)
Loans, Net	193,916,000	178,233,000

Premises and Equipment, Net	2,017,000	1,774,000
Accrued Interest Receivable	1,119,000	971,000
Deferred Tax Asset	2,080,000	2,056,000
Prepaid Expenses and Other Assets	408,000	325,000
	$287,315,000	$249,411,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$210,447,000	$189,452,000
Federal Home Loan Bank Advances	49,500,000	33,500,000
Subordinated Debentures	7,732,000	7,732,000
Accrued Expenses and Other Liabilities	2,114,000	1,501,000
Total Liabilities:	269,793,000	232,185,000

Commitments and Contingencies (Note 8)
Temporary Stockholders’ Equity (Note 6)	164,000	-
Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of June 30, 2006 and December 31, 2005.
Issued and Outstanding: 2,128,000 and 2,113,000 as of June 30, 2006 and December 31, 2005, respectively	2,113,000	2,113,000
Additional Paid-in Capital	18,378,000	18,314,000
Accumulated Deficit	(2,441,000)	(2,787,000)
Accumulated Other Comprehensive Loss (net of taxes)	(692,000)	(414,000)
Total Stockholders' Equity	17,358,000	17,226,000
	$287,315,000	$249,411,000
(unaudited)
See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Six Month Periods Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
			Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and Fees on Loans:	$3,420,000	$2,520,000	$6,576,000	$4,853,000
Interest and Dividends on Investments	691,000	499,000	1,326,000	904,000

Total Interest and Dividend Income	4,111,000	3,019,000	7,902,000	5,757,000

Interest Expense:
Interest Expense on Deposits	1,510,000	982,000	2,742,000	1,743,000
Interest Expense on Borrowings	518,000	227,000	925,000	438,000

Total Interest Expense	2,028,000	1,209,000	3,667,000	2,181,000

Net Interest Income	2,083,000	1,810,000	4,235,000	3,576,000

Provision for Loan Losses	80,000	150,000	164,000	290,000

Net Interest Income, After Provision for Loan Losses	2,003,000	1,660,000	4,071,000	3,286,000

Other Income:
Fees on Deposit Accounts	53,000	48,000	105,000	91,000
Loan Related Fees	59,000	59,000	108,000	89,000
Other	27,000	33,000	59,000	51,000
Total Other Income	139,000	140,000	272,000	231,000

Operating Expenses:
Employee Compensation and Benefits	1,039,000	833,000	2,042,000	1,632,000
Occupancy and Equipment	263,000	257,000	527,000	526,000
Professional Fees	156,000	135,000	322,000	287,000
Marketing and Public Relations	120,000	108,000	240,000	216,000
Data Processing Expense	96,000	78,000	186,000	152,000
Other General and Administrative Expenses	217,000	174,000	400,000	323,000
Total Operating Expense	1,891,000	1,585,000	3,717,000	3,136,000

Income Before Taxes	251,000	215,000	626,000	381,000

Income Taxes	122,000	-	280,000	-
Net Income	$129,000	$215,000	$346,000	$381,000

Net Income per Basic Share	$0.06	$0.10	$0.16	$0.18
Net Income per Diluted Share	$0.06	$0.10	$0.16	$0.18

Weighted Average Shares - Basic	2,122,000	2,111,000	2,118,000	2,111,000
Weighted Average Shares - Diluted	2,208,000	2,167,000	2,197,000	2,175,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2006 and 2005
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (net of taxes)	Total
Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	($2,787,000)	($414,000)	$17,226,000

Net Income				346,000		346,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale,					(278,000)	(278,000)
net of Deferred Taxes of $193,000
Total Comprehensive Income						68,000

Share-based Compensation			64,000			64,000
Exercise of Warrants (Note 6)	15,000

Balance, June 30, 2006	2,128,000	$2,113,000	$18,378,000	($2,441,000)	($692,000)	$17,358,000

Balance, December 31, 2004	2,111,000	$10,556,000	$9,851,000	($5,352,000)	($71,000)	$14,984,000

Net Income				381,000		381,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale					(188,000)	(188,000)
Total Comprehensive Income						193,000
Exercise of Warrants	500	2,000	2,000			4,000

Balance, June 30, 2005	2,112,000	$10,558,000	$9,853,000	($4,971,000)	($259,000)	$15,181,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended

	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$346,000	$381,000
Adjustments to reconcile Net Income to Net Cash Provided by (Used in) Operating Activities-
Share-based Compensation	63,000	-
Provision for Loan Losses	164,000	290,000
Increase in net Deferred Loan Costs	(14,000)	(11,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	162,000	176,000
Increase in Accrued Interest Receivable	(148,000)	(109,000)
Increase (Decrease) in Other Assets	87,000	(207,000)
Increase in Accrued Expenses and Other Liabilities	612,000	274,000

Net Cash Provided by Operating Activities	1,272,000	794,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(2,978,000)	(8,445,000)
Purchase of Investment Securities Available-for-Sale	(19,190,000)	(3,477,000)
Principal Payments on Mortgage Backed Securities (CMOs)	2,163,000	1,567,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	1,000,000	2,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	1,000,000	-
Purchase of Federal Reserve Stock and FHLBB Stock	(834,000)	(262,000)
Loan Originations, net of Principal Repayments	(15,833,000)	(16,936,000)
Purchases of Premises and Equipment	(415,000)	(76,000)

Net Cash Used in Investing Activities	(35,087,000)	(25,629,000)

Cash Flows from Financing Activities:
Advances from FHLBB	24,500,000	7,000,000
Repayment of FHLBB Advances	(8,500,000)	(2,500,000)
Net Increase in Deposits	20,995,000	24,281,000
Common Stock Issuance	165,000	4,000

Net Cash Provided by Financing Activities	37,160,000	28,785,000

Net Increase Cash and Cash Equivalents	3,345,000	3,950,000

Cash and Cash Equivalents, Beginning of the Period	14,971,000	9,316,000

Cash and Cash Equivalents, End of the Period	$18,316,000	$13,266,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.  ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company. Its wholly owned subsidiary Commonwealth National Bank (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts, a branch office at One West Boylston Street, Worcester, Massachusetts, a branch office at 564 Main Street, Shrewsbury, Massachusetts, a branch office at 701 Church Street in Northbridge, Massachusetts and, as of July 17, 2006, a branch office at 1393 Grafton Street, Worcester, Massachusetts. The Bank has received approval from the Office of the Comptroller of the Currency (“OCC”) to open a branch banking facility at 25A West Boylston Street, West Boylston, Massachusetts. The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board and the Securities and Exchange Commission. The Bank is also subject to the regulations of, and periodic examinations by, the OCC and the Federal Deposit Insurance Corporation (“FDIC”). The Bank Insurance Fund of the FDIC insures the Bank’s deposits for amounts up to $100,000 and the amount insured for retirement accounts has increased to $250,000 effective April 1, 2006 due to recent federal insurance changes.

Company Formation

The Company was formed on December 16, 2005 in connection with the reorganization of the Bank into a bank holding company structure. The reorganization of the Bank was approved by shareholders of the Bank on August 23, 2005 and subsequently approved by the OCC. The Federal Reserve Bank of Boston (“FRBB”) approved the application of the Company to acquire 100% of the capital stock of the Bank. The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001. The Bank received approval of its application for Federal Deposit Insurance from the FDIC effective November 19, 2001 and commenced its banking business on the same day.

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company transactions have been eliminated in consolidation. The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at June 30, 2006, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment. The results of operations for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

At June 30, 2006, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

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

Stock Option Plan

During the first calendar quarter of 2006 the Company adopted SFAS No. 123R Share-Based Payment recognizing the grant-date fair value of share-based compensation using the modified prospective transition method. The impact of the Company adopting such accounting can be seen in Note 6, Stock Based Plans of these Notes to Consolidated Financial Statements.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at June 30, 2006 are as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
US Government Agencies
Due within one year	$8,000,000	$-	$(133,000)	$7,867,000
Due after one year through five years	12,161,000	-	(369,000)	11,792,000
Due after five years	34,660,000	16,000	(686,000)	33,990,000

	$54,821,000	$16,000	$(1,188,000)	$53,649,000

Held-to-maturity:
US Government Agencies
Due within one year	$1,989,000	$-	$(20,000)	$1,969,000
Due after one year through five years	2,000,000	-	(43,000)	1,957,000
Due after five years	5,606,000	-	(148,000)	5,458,000
Municipals
Due after five years	2,953,000	-	(57,000)	2,896,000
Other Bonds
Due after one year through five years	50,000	-	-	50,000
	$12,598,000	$-	$(268,000)	$12,330,000

Total Investment Securities	$67,419,000	$16,000	$(1,456,000)	$65,979,000

5.  LOANS

Major classifications of loans at June 30, 2006 and December 31, 2005 follow:

	June 30,	December 31,
	2006	2005
Commercial and Industrial	$62,239,000	$59,043,000
Commercial Real Estate	105,942,000	91,497,000
Residential Real Estate	14,322,000	15,278,000
Consumer	14,178,000	15,030,000
Total loans	196,681,000	180,848,000
Less—Allowance for loan losses	(2,765,000)	(2,615,000)
Total loans, net	$193,916,000	$178,233,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At June 30, 2006 there were $692,000 in loans accruing interest were past due 30 days or more and $119,000 of loans were on non-accrual status. At December 31, 2005 no loans accruing interest were past due 30 days or more and $1,287,000 of loans were on non-accrual status. Net deferred costs totaled $347,000 and $368,000 at June 30, 2006 and December 31, 2005, respectively.

A summary of changes in the allowance for loan losses for the six-month period ended June 30, 2006 and 2005 follows:

	2006	2005
Balance, beginning of year	$2,615,000	$2,025,000
Provision for loan losses	164,000	290,000
Less: Loans charged-off	(14,000)	-
Balance as of June 30,	$2,765,000	$2,315,000

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

The following table summarizes the Company’s activities with respect to its stock option plan for the first six months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant DateFair Value
Outstanding at January 1, 2006	196,055	$11.41
Granted	59,250	13.00		$3.74
Exercised	-
Forfeited	140	12.75
Outstanding at June 30, 2006	255,165	$11.77	7.9 years	$2.96
Exercisable at June 30, 2006	125,946	$10.76	6.76 years	$2.47

The aggregate intrinsic value of the options exercisable and outstanding at June 30, 2006 equals $311,000 and $756,000, respectively. Total compensation costs associated with the unvested options outstanding at June 30, 2006 equals $410,000 and will be recognized over an average of 2.3 years.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 equals $63,000 and reflects (a) compensation expense for all share-based awards granted prior to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based awards involving 59,250 options were granted by the Company during the first six months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at June 30, 2006.

Dividend yield	2.7%
Expected volatility	35.0%
Risk free interest rate	3.6%
Expected lives	6.0 years

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three and six-month periods ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net Income, as reported	$215,000	$381,000

Pro forma total share-based compensation as if Statement 123R had been applied (zero tax rate)	(33,000)	(57,000)
Net Income as reported for the 2006 period, pro forma for the 2005 period	$182,000	$324,000

Earnings per share:
Basic-as reported	$0.10	$0.18
Basic-pro forma	$0.09	$0.15

Diluted-as reported	$0.10	$0.18
Diluted-pro forma	$0.08	$0.15

Weighted Average Shares Outstanding	2,111,000	2,111,000
Weighted Average Diluted Shares Outstanding	2,167,000	2,175,000

Warrants

The Bank’s 2003 capital stock offering included the issuance of 721,581 warrants to purchase an aggregate of 180,395 common shares. Upon the reorganization of the Bank into a holding company structure all outstanding warrants were assumed and restated by the Company on the same terms and conditions as were the Bank’s. All shares of common stock of the Bank which remained available through the exercise of warrants on the date of reorganization were converted into the same number of warrants for shares of common stock of the Company. Four warrants are required to purchase one common share. Fractional shares will not be issued in connection with the exercise of warrants. The exercise price of the warrants is $11.00 per whole share subject to adjustments for stock splits, recapitalization or other similar events. The warrants expire on September 30, 2006. During the first six months of 2006, 59,696 of the warrants were exercised resulting in the issuance of 14,924 shares. As of June 30, 2006, a cumulative total of 62,298 warrants issued during 2003 had been exercised resulting in the issuance of a cumulative 15,573 common shares.

Issuances of our securities are subject to federal and state securities laws, and certain holders of our common stock may be entitled to rescission rights.

Issuances of securities are subject to federal and state securities laws. During the period from August through December 2003, the Bank offered and sold units of common stock and warrants exercisable for one-quarter of a share of common stock in a public offering registered on Form SB-2 filed with the OCC, the entity regulating the Bank. Our Form SB-2 was reviewed in advance of its effectiveness by the OCC. Because the common stock and warrants were issued by a bank, they were exempt securities under the securities laws of each state in which the unit offering occurred. Both the shares of common stock and the warrants of the Bank were exchanged for comparable shares of common stock and warrants of the Company at the time of the holding company reorganization of the Bank in December 2005. While the Bank’s securities were subject to registration with the OCC, the Company’s securities now are subject to registration with the Securities and Exchange Commission (“SEC”). The warrants will terminate on September 30, 2006 unless exercised on or prior to such date.

We have been advised that shares of common stock of the Company issued or to be issued upon exercise of the warrants may not have been properly registered under Federal and state securities laws since they were not listed as being registered on the cover page of the Form SB-2 filed with the OCC to register the offering. In such situations, investors purchasing the common stock of the Company through exercise of the warrants may have the right to cancel or rescind their purchase. This right of rescission would be available only for any warrant holders who exercised their warrant and either sold the underlying common stock at a price per share that is less than the $11.00 per share exercise price of the warrant or who continue to hold the shares and suffer a diminution in value of the stock below $11.00 per share. We believe that under Section 13 of the Securities Act of 1933, as amended, a holder’s right to rescind will terminate on August 12, 2006, the three year anniversary of the date on which the units were first offered to the public. It is possible that, to the extent a state securities law violation also arose, stockholders would have rescission rights under the securities laws of the holder’s state of residence, which may provide for a longer statute of limitation than three years.

Because the market price of our common stock has exceeded the warrant exercise price for most periods during the last two years, we do not believe that the holders of Company common stock acquired on exercise of the warrants would have any economic reason to choose to rescind their purchase of the underlying common stock. Further, any holder who simultaneously exercised the warrant and sold the underlying common stock would not be entitled to a rescission right. In the unlikely event that any of these persons choose to rescind their purchases (and the relevant statutes permit rescission at such time), we might have an obligation to pay up to an amount equal to the difference between $11.00 and the market price of the Company’s common stock on the date sold or, for purchasers who had not sold their shares, to repurchase such shares for $11.00 per share, plus interest, from the date of warrant exercise.

Due to the redemption right held by the holders of common stock acquired upon exercise by the warrant holders, at June 30, 2006, 14,924 of common stock are classified outside permanent equity in the accompanying balance sheet. Such shares will be reclassified to permanent equity upon the termination of the holder’s right to rescind.

7.  EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Three Months Ended June 30,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,122,000	2,111,000
Dilutive securities	86,000	56,000

Weighted-average shares outstanding—Diluted	2,208,000	2,167,000

	Six Months Ended June 30,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,118,000	2,111,000
Dilutive securities	79,000	64,000

Weighted-average shares outstanding—Diluted	2,197,000	2,175,000

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended June 30, 2006 no options were excluded from the calculation. For the three months ended June 30, 2005, outstanding options totaling 101,000 shares were excluded from the calculations, as their effect would have been antidilutive. For the six months ended June 30, 2006 and 2005, outstanding options totaling 51,000 and 101,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

                                Financial instruments with off-balance-sheet risk at June 30, 2006:
                      Commitments whose contract amounts represent credit risk-
Commitments to originate loans	$32,433,000
Unused lines of credit	8,275,000
Secured commercial lines of credit	21,672,000
Letters of Credit	2,879,000

9. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At June 30, 2006, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

June 30, 2006 (Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	22,516	8.67%	22,483	8.66%	4.00%	5.00%
Tier 1 risk-based ratio	22,516	10.69%	22,483	10.69%	4.00%	6.00%
Total risk-based ratio	25,147	11.94%	25,114	11.94%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank (the “Bank”), a national bank with five full-service branches located in the greater Worcester, Massachusetts area. The Company reports its financial results on a consolidated basis with the Bank.

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

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2005 as well as the results of operations during the three and six-month periods ended June 30, 2006.

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

Critical Accounting Policies

The Company's significant accounting policies are described in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and Note 3 to the consolidated financial statements of this Form 10-QSB. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on page 15 of this Form 10-QSB for the provision and allowance for loan losses.

New Accounting Pronouncements

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods.  During the three and six month periods ended June 30, 2006, the Company recorded $33,000 and $63,000 of share-based compensation expense, respectively.  Previous periods have not been restated.  See Note 6 to the consolidated financial statements of this Form 10-QSB for further details.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty with respect to income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes by providing guidance on the recognition, derecognition and classification of taxes, interest and penalties and the accounting during interim periods of uncertain tax positions including financial statement disclosure.  This interpretation will become effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the interpretation will have on the financial statements and believes that, when adopted, this interpretation will not have a material impact on the Company's financial condition or results of operations.

Results of Operations

Overview

The Company recorded net income of $129,000 for the three month period ended June 30, 2006, compared to $215,000 for the same period of 2005. The 2005 period included zero tax expense substantially due to the existence of the tax loss carry-forward for which a valuation allowance had previously been provided. The remainder of the valuation allowance was recognized in the third quarter of 2005. Both basic and diluted earnings per share were $0.06 and $0.10 for the second quarter of 2006 and 2005, respectively. Pre-tax net income increased by 17% compared to the same quarter of last year and was predominantly due to a 15% increase in net interest income and a 47% decrease in the provision for loan losses that offset a 19% increase in non-interest expense. Pre-tax net income for the six-month period ended June 30th equaled $626,000, compared to $381,000 for the same quarter of 2005, a 64% increase. Book value per share was $8.23 at June 30, 2006, an increase of $0.08 from the book value per share of $8.15 at December 31, 2005.

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

Net interest income equaled $2,083,000 for the three-month period ended June 30, 2006 compared to $1,810,000 for the same period of 2005; a 15% increase. For the six-month period ended June 30, 2006, net interest income equaled $4,235,000 compared to $3,576,000 for the same period of 2005, an 18% increase. The tables on pages 14 and 15 depict the condensed quarterly averages of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or cost of funds for the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. The difference between asset yields and the cost of funds equals the net interest spread. The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

Comparing the second quarter of 2006 to the same three-month period of 2005, the Company’s net interest margin declined to 3.31% from the year earlier period’s 3.40% as a result of the generally flat yield curve (inverted at times) interest rate environment in the 2006 period, the addition of subordinated debentures to the company’s liability structure and the Federal Home Loan Bank Board’s (“FHLBB”) decision to change the timing of its dividend declarations and payments on its stock. The Company did not receive a FHLBB dividend during the second quarter of 2006 but anticipates the FHLBB’s third quarter dividend declaration and/or payment will effectively amount to the equivalent of two quarterly dividends. Asset yields increased by 84 basis points from period to period to equal 6.52% as the Company’s balance sheet responded to the higher level of market interest rates, in particular the increased level of the Company’s base lending rate versus the year-earlier period. However, a similar and more pronounced impact is noted in the cost of total deposits and borrowed funds, which increased by 98 basis points from period to period to equal 3.36%. The subordinated debentures (issued in December 2005) carried an average rate of 6.86% during the second quarter of 2006.

Comparing the first six month period of 2006 to the same period of 2005, the Company’s net interest margin declined by 5 basis points from the year earlier period to equal 3.47% as a result of the flat and/or inverted yield curve interest rate environment in the 2006 period, the addition of subordinated debentures to the company’s liability structure and the change in the FHLBB’s dividend policy. Asset yields increased by 79 basis points from period to period as the Company’s balance sheet responded to the higher level of market interest rates. The cost of total deposits and borrowed funds increased by 88 basis points to equal 3.14% during the six-month period of 2006. The subordinated debentures (issued in December 2005) carried an average rate of 6.60% during the first half of 2006. Management expects the declining margin will be mitigated or reversed upon the return to a more historically traditional slope of the yield curve.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2006 and 2005

	Three Months Ended			Three Months Ended

(Dollars in Thousands)	June 30, 2006			June 30, 2005
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance
INTEREST EARNING ASSETS

Total Loans	$189,407	$3,420	7.24%	$159,106	$2,520	6.35%
Investments, Fed Funds and Int. Bearing Balances	63,768	698	4.39%	54,182	499	3.69%
Total Interest Earning Assets	$253,175	$4,118	6.52%	$213,288	$3,019	5.68%

Allowance for Loan Losses	$(2,706)			$(2,220)
Cash and Due from Banks	5,359			5,111
Premises and Equipment	1,974			1,948
Other Assets	3,550			1,337
Total Assets	$261,352			$219,464

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$47,279	$210	1.78%	$54,762	$237	1.74%
Time Deposits	124,832	1,300	4.18%	99,197	745	3.01%
Borrowed Funds	38,145	388	4.08%	28,275	227	3.22%
Subordinated Debentures	7,500	130	6.86%	-	-	-
Total Interest Bearing Liabilities	$217,756	$2,028	3.74%	$182,234	$1,209	2.66%
Demand Deposits	24,418			21,401
Total Deposits and Borrowed Funds	$242,174	$2,028	3.36%	$203,635	$1,209	2.38%

Other Liabilities	1,711			872
Stockholders' Equity	17,467			14,957
Total Liabilities and Stockholders' Equity	$261,352			$219,464

Net Interest Income		$2,090			$1,810
Interest Rate Spread			3.17%			3.30%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.31%			3.40%

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended			Six Months Ended

(Dollars in Thousands)	June 30, 2006			June 30, 2005
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance
INTEREST EARNING ASSETS

Total Loans	$185,198	$6,576	7.16%	$156,156	$4.853	6.27%
Investments, Fed Funds and Int. Bearing Balances	61,600	1,334	4.37%	48,680	904	3.74%
Total Interest Earning Assets	$246,798	$7,910	6.46%	$204,836	$5,757	5.67%

Allowance for Loan Losses	$(2,684)			$(2,147)
Cash and Due from Banks	5,228			4,765
Premises and Equipment	1,909			1,972
Other Assets	3,445			1,210
Total Assets	$254,696			$201,636

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$51,432	$466	1.83%	$53,076	$416	1.58%
Time Deposits	117,239	2,276	3.92%	92,390	1,327	2.89%
Borrowed Funds	34,847	676	3.91%	28,017	438	3.15%
Subordinated Debentures	7,500	249	6.60%	-	-	-
Total Interest Bearing Liabilities	$211,018	$3,667	3.51%	$173,483	$2,181	2.54%
Demand Deposits	24,685			21,291
Total Deposits and Borrowed Funds	$235,702	$3,667	3.14%	$194,774	$2,181	2.26%

Other Liabilities	1,648			779
Stockholders' Equity	17,345			15,083
Total Liabilities and Stockholders' Equity	$254,696			$210,636

Net Interest Income		$4,243			$3,576
Interest Rate Spread			3.32%			3.41%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.47%			3.52%

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a charge to the provision for loan losses amounting to $80,000 during the second calendar quarter of 2006 compared to a $150,000 provision that was added to the allowance during the same period of 2005. Loans totaling $14,000 were charged off during the three-months ended June 30, 2006. For the full first half of 2006 $164,000 was provided to the reserve versus $290,000 during the same period of 2006. At June 30, 2006 the level of non-performing loans had reduced to $811,000 versus the $1,287,000 level at December 31, 2005. As a result of improved levels of non-performing loans and in spite of the 9% growth of the loan portfolio during the six months since year-end 2005, the amount necessary to be provided to the reserve was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the risk inherent in the loan portfolio. At June 30, 2006 the allowance for loan losses equaled 1.41% of total loans. Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees. This category equaled $139,000 for the three-month period ended June 30, 2006 and equaled $272,000 for the six-month period ended June 30, 2006. The year-to-date amount reflects an 18% increased over the same period of 2005 while the second quarter comparison is approximately equal due to certain nonrecurring items during the 2005 period. The majority of the year-to-date increase related to increased volume of transactions in deposit accounts, as well as, increased activity involving loan origination document preparation.

Operating Expense

Operating expense, alternatively known as non-interest expense, in the quarter ended June 30, 2006 totaled $1,891,000, an increase of 19%, as compared to the second quarter of 2005. Employee compensation and benefits expense increased 25% to $1,039,000, due to staff additions in the lending, credit and operations areas, staff merit increases and the implementation of SFAS No. 123R Share-Based Payments. This recent accounting pronouncement resulted in an expense of $30,000 for the second quarter of 2006 and $63,000 on a year-to-date basis. During prior periods the Company was generally not required to recognize expense for this item and the impact was reflected in the financial statement footnotes on a pro-forma basis. Occupancy and Equipment costs increased by 2% as scheduled increases in lease costs were mostly offset by savings in equipment service contract costs. Professional fees totaled $156,000, a 16% increase over the second quarter of 2005 caused by higher audit, consulting and legal fees, as well as increased expenditures for shareholder relations and a higher level of appraisal activity. Data processing expense increased by $18,000 or 23% over the prior year period to a level of $96,000 as a result of increased numbers of loan and deposit accounts maintained on the data processing systems, as well as increased levels of customer transactions. Advertising and public relations increased by $12,000 or 11% compared to the prior year period to a level of $120,000 as a result of increased advertising placements in the local print, radio and outdoor media.

Comparing operating expense for the first six months of 2006 to the same period of 2005 reflects the same 19% increase as is reflected in the quarter to quarter comparison. The factors causing the changes are all similar except that occupancy and equipment costs reflect a zero percent increase as this category benefited from relatively benign winter weather during the first calendar quarter.

Provision for Income Taxes

Income tax expense totaled $122,000 for the quarter ended June 30, 2006 and $280,000 for the full six month period ended June 30, 2006. No provision for income tax was recorded during the same periods in 2005. During the 2005 periods, the Company maintained a valuation allowance against the deferred tax asset which resulted from tax loss carry-forwards. During the third quarter of 2005, the Company reversed the remaining valuation allowance. During 2006 the Company recorded income tax expense at approximately the applicable statutory rate adjusted for permanent items. The tax loss carry-forwards will offset the liability for taxes payable during the current and future periods until the deferred tax asset is exhausted or expires. At June 30, 2006 the available tax-loss carry-forwards approximate $2.0 million. These carry-forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service.

Financial Condition

Overview

Total assets were $287,315,000 at June 30, 2006, compared to $249,411,000 at December 31, 2005, an increase of $37.9 million or 15%. The total asset level at June 30, 2006 reflects an aberration in that approximately $7 million in short term overnight deposits were received by the Bank on June 30th and were withdrawn during the first two business days of July 2006. Adjusting the asset growth rate for this unusual activity results in an approximately 12% change since December 31, 2005.

Loans

The loan portfolio increased by $15.8 million since December 31, 2005 as commercial and industrial loans increased by $3.2 million and commercial real estate increased by $14.4 million. The residential real estate loan and consumer loan portfolios declined by $1.0 million and $0.9 million respectively since December 31, 2005. The allowance for loan losses increased to $2,765,000 as of June 30, 2006 as a result of a $165,000 provision charge to earnings during the first half of the year less $14,000 of loan charge-offs, which occurred during the second calendar quarter. Non-performing loans at June 30, 2006 equaled $811,000 compared to $1,287,000 at December 31, 2005, a reduction of $.5 million. At June 30, 2006 the allowance for loan losses equaled 1.41% of total loans versus 1.45% at December 31, 2005 and 1.39% at June 30, 2005. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses. In addition to assessing risk on individual loans, the Bank considers industry trends, regional and national economic conditions. In addition to the allowance for loan losses, the Bank maintains a separate liability account as a reserve for the potential of future losses on currently unfunded loan commitments. At June 30, 2006 this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $53,649,000 at June 30, 2006, an increase of $14.1 million or 36% from the balance at December 31, 2005. Similarly, investment securities classified as held-to-maturity were $12,598,000 at June 30, 2006, an increase of $3.5 million or 38% from December 31, 2005. The majority of the portfolio’s growth compared to the year-end level occurred during the second quarter and was primarily funded by short term FHLB advances.

Short-term Investments

Cash and cash equivalents increased by $3.3 million during the first half of 2006 to equal $18.3 million at June 30, 2006. Included in the June 30th amount are federal funds sold amounting to $11.6 million.

Deposits

Deposits are the Bank’s primary source of funds. Total deposits increased to $210.4 million at June 30, 2006, a $21.0 million or 11% increase from total deposits at December 31, 2005. The growth in deposits during 2006 has been used to support asset growth as the Bank continued to leverage its capital base. The certificates of deposit portfolio increased by $31.9 million or 31% since December 31, 2005. Demand deposit accounts declined by $1.0 million and the aggregate of personal and commercial money market, NOW accounts and savings accounts declined by $9.9 million or 16% during the six months since December 31, 2005. To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions. These programs continue to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits. On July 17, 2006 the Company opened a new bank branch at 1393 Grafton Street in Worcester, Massachusetts, thereby expanding the bank’s geographic reach and its ability to generate deposit growth. One additional branch opening is anticipated by the end of 2006

Off-Balance Sheet Arrangements

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, held for purposes other than trading, include commitments to originate loans, unused lines of credit and commercial and standby letters of credit.  For additional information regarding these financial instruments, please refer to Note 8 to the financial statements accompanying this Quarterly Report and Note 10 to the financial statements accompanying the Company's Annual Report on Form 10-KSB.

Liquidity and Capital Resources

Liquidity represents the Bank’s ability to generate adequate amounts of funds to meet its needs for cash. Specifically, liquidity ensures that adequate funds are available to fund loan demand, meet deposit withdrawals, maintain reserve requirements, pay operating expenses and satisfy other institutional commitments. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity. Secondary sources of liquidity are principal and interest payments on loans and scheduled maturities of the investment portfolio. In addition, the liquidity is supplemented through the use of borrowings. The parent company entity maintains cash balances that are available to pay the interest expense associated with the subordinated debentures and to pay normal holding company related operating expenses. These cash balances are considered sufficient to provide adequate liquidity for the payment of these expenses until such time that the bank is permitted to pay dividends to the parent company.

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

Stockholders’ equity at June 30, 2006 was $17,522,000, an increase of $296,000 from December 31, 2005. The increase was primarily due to the six-month earnings of $346,000, the exercise of common stock warrants for 15,000 shares generating $165,000 and the $63,000 impact of the accounting treatment for share-based compensation offset by the $278,000 increase in the unrealized loss on available-for sale investment securities (net of taxes) to a level of $692,000.

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements. As of June 30, 2006, the Company’s and the Bank’s Tier One Leverage Capital ratios were 8.67% and 8.66%, respectively. The Bank’s Tier One and Total Risk Based Capital ratios were 10.69% and 11.94%, respectively. These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1 - Legal Proceedings
         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item3 - Defaults Upon Senior Securities
None

Item 4 - Submission of Matters to Vote of Security Holders
On May 18, 2006, the Company held its annual meeting of shareholders. Shareholders were asked to vote on two measures: the election of five Class II directors to serve for terms of three years and the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2006. The Company’s shareholders approved both proposals.

The voting results for the election of directors were as follows:

Name	For	Withheld
Gerald D. Cohen	1,598,815	14,000
Lawrence J. Glick	1,590,565	22,250
Ralph D. Marois	1,598,815	14,000
Richard J. Noonan	1,598,815	14,000
Charles R. Valade	1,598,815	14,000

The voting results for the ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006, were as follows:

For	Against	Abstain
1,592,315	18,500	2,000
There were no broker non-votes.

Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit Number	Description
Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)

Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)

Exhibit 10.1
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Charles R. Valade (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.2
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Martha A. Dean (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.3
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and William M. Mahoney (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.4
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Christine Trifari (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.5
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Andrea White (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

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

CNB FINANCIAL CORP.

Date: August 8, 2006	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: August 8, 2006	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)

Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)

Exhibit 10.1
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Charles R. Valade (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.2
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Martha A. Dean (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.3
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and William M. Mahoney (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.4
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Christine Trifari (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 10.5
Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Andrea White (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2006)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer

Exhibit 32	Section 1350 certifications of the Chef Executive Officer and Chief Financial Officer

22