Form 10QSB
period 2006-09-30
CNB Financial Corp.
filed 2006-11-06
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

At November 1, 2006, the registrant had 2,283,208 shares of $1.00 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
ASSETS	September 30,	December 31,
	2006	2005

Cash and Cash Equivalents	$13,924,000	$14,971,000
Investment Securities Available-for-Sale, (amortized cost of $53,879,000 as of September 30, 2006 and $40,294,000 as of December 31, 2005) (Note 4)	53,633,000	39,593,000
Investment Securities Held-to-Maturity, (fair value of $12,686,000 as of September 30, 2006 and $9,005,000 as of December 31, 2005) (Note 4)	12,734,000	9,110,000
Federal Reserve Bank Stock	700,000	508,000
Federal Home Loan Bank Stock	3,070,000	1,870,000

Loans	191,112,000	180,848,000
Less: Allowance for Loan Losses	(2,760,000)	(2,615,000)
Loans, Net	188,352,000	178,233,000

Premises and Equipment, Net	2,290,000	1,774,000
Accrued Interest Receivable	1,380,000	971,000
Deferred Tax Asset	1,661,000	2,056,000
Prepaid Expenses and Other Assets	841,000	325,000
	$278,585,000	$249,411,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$189,151,000	$189,452,000
Federal Home Loan Bank Advances	59,500,000	33,500,000
Subordinated Debentures	7,732,000	7,732,000
Accrued Expenses and Other Liabilities	2,214,000	1,501,000
Total Liabilities:	258,597,000	232,185,000

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of September 30, 2006 and December 31, 2005.
Issued and Outstanding: 2,283,000 and 2,113,000 as of September 30, 2006 and December 31, 2005, respectively	2,283,000	2,113,000
Additional Paid-in Capital	20,116,000	18,314,000
Accumulated Deficit	(2,265,000)	(2,787,000)
Accumulated Other Comprehensive Loss (net of taxes)	(146,000)	(414,000)
Total Stockholders' Equity	19,988,000	17,226,000
	$278,585,000	$249,411,000
(unaudited)
See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
			Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and Dividend Income:
Interest and Fees on Loans:	$3,675,000	$2,810,000	$10,251,000	$7,663,000
Interest and Dividends on Investments	896,000	498,000	2,222,000	1,401,000

Total Interest and Dividend Income	4,571,000	3,308,000	12,473,000	9,064,000

Interest Expense:
Interest Expense on Deposits	1,702,000	1,035,000	4,444,000	2,777,000
Interest Expense on Borrowings	746,000	270,000	1,671,000	709,000

Total Interest Expense	2,448,000	1,305,000	6,115,000	3,486,000

Net Interest Income	2,123,000	2,003,000	6,358,000	5,578,000

Provision for Loan Losses	-	150,000	164,000	440,000

Net Interest Income, After Provision for Loan Losses	2,123,000	1,853,000	6,194,000	5,138,000

Other Income:
Fees on Deposit Accounts	57,000	51,000	163,000	141,000
Loan Related Fees	61,000	40,000	169,000	129,000
Other	31,000	22,000	89,000	74,000
Security Gains (net of losses)	5,000	-	5,000	-
Total Other Income	154,000	113,000	426,000	344,000

Operating Expenses:
Employee Compensation and Benefits	1,073,000	883,000	3,115,000	2,515,000
Occupancy and Equipment	291,000	259,000	818,000	785,000
Professional Fees	171,000	139,000	493,000	426,000
Marketing and Public Relations	122,000	123,000	361,000	338,000
Data Processing Expense	100,000	76,000	287,000	228,000
Other General and Administrative Expenses	209,000	177,000	609,000	517,000
Total Operating Expense	1,966,000	1,657,000	5,683,000	4,809,000

Income Before Taxes	311,000	309,000	937,000	673,000

Income Taxes (Benefit)	134,000	(1,549,000)	415,000	(1,566,000)
Net Income	$177,000	$1,858,000	$522,000	$2,239,000

Net Income per Basic Share	$0.08	$0.88	$0.24	$1.06
Net Income per Diluted Share	$0.08	$0.87	$0.24	$1.04

Weighted Average Shares - Basic	2,173,000	2,112,000	2,136,000	2,111,000
Weighted Average Shares - Diluted	2,226,000	2,132,000	2,187,000	2,161,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (net of taxes)	Total
Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	($2,787,000)	($414,000)	$17,226,000

Net Income				522,000		522,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale,					268,000	268,000
net of Deferred Taxes of $186,000
Total Comprehensive Income						790,000

Share-based Compensation			103,000			103,000
Exercise of Warrants (Note 6)	170,000	170,000	1,699,000			1,869,000

Balance, September 30, 2006	2,283,000	$2,283,000	$20,116,000	($2,265,000)	($146,000)	$19,988,000

Balance, December 31, 2004	2,111,000	$10,556,000	$9,851,000	($5,352,000)	($71,000)	$14,984,000

Net Income				2,239,000		2,239,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale					(294,000)	(294,000)
Total Comprehensive Income						1,945,000
Exercise of Warrants (Note 6)	400	2,000	2,000			4,000

Balance, September 30, 2005	2,112,000	$10,558,000	$9,853,000	($3,113,000)	($365,000)	$16,933,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended

	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$522,000	$2,239,000
Adjustments to reconcile Net Income to Net Cash Provided by (Used in) Operating Activities-
Share-based Compensation	103,000	-
Provision for Loan Losses	164,000	440,000
Increase in net Deferred Loan Costs	(27,000)	(20,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	227,000	270,000
Deferred Tax	169,000	(1,711,000)
Increase in Accrued Interest Receivable	(409,000)	(288,000)
Increase (Decrease) in Other Assets	(475,000)	16,000
Increase in Accrued Expenses and Other Liabilities	718,000	417,000

Net Cash Provided by Operating Activities	992,000	1,363,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(3,377,000)	(8,445,000)
Purchase of Investment Securities Available-for-Sale	(24,233,000)	(3,477,000)
Principal Payments on Mortgage Backed Securities (CMOs)	3,583,000	2,893,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	1,000,000	2,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	1,000,000	-
Proceeds from Sale of Investment Securities Available-for-Sale	4,860,000	-
Purchase of Federal Reserve Stock and FHLBB Stock	(1,393,000)	(449,000)
Loan Originations, net of Principal Repayments	(10,257,000)	(22,905,000)
Purchases of Premises and Equipment	(790,000)	(105,000)

Net Cash Used in Investing Activities	(29,607,000)	(30,488,000)

Cash Flows from Financing Activities:
Advances from FHLBB	57,000,000	11,000,000
Repayment of FHLBB Advances	(31,000,000)	(3,500,000)
Net (Decrease) Increase in Deposits	(301,000)	23,696,000
Common Stock Issuance	1,869,000	4,000

Net Cash Provided by Financing Activities	27,568,000	31,200,000

Net (Decrease) Increase Cash and Cash Equivalents	(1,047,000)	2,075,000

Cash and Cash Equivalents, Beginning of the Period	14,971,000	9,316,000

Cash and Cash Equivalents, End of the Period	$13,924,000	$11,391,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.  ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company. Its wholly owned subsidiary Commonwealth National Bank (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts, a branch office at One West Boylston Street, Worcester, Massachusetts, a branch office at 564 Main Street, Shrewsbury, Massachusetts, a branch office at 701 Church Street in Northbridge, Massachusetts and a branch office at 1393 Grafton Street, Worcester, Massachusetts. The Bank has received approval from the Office of the Comptroller of the Currency (“OCC”) to open a branch banking facility at 26 West Boylston Street, West Boylston, Massachusetts. The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board and the Securities and Exchange Commission. The Bank is also subject to the regulations of, and periodic examinations by, the OCC and the Federal Deposit Insurance Corporation (“FDIC”). The Bank Insurance Fund of the FDIC insures the Bank’s deposits for amounts up to $100,000 and the amount insured for retirement accounts has increased to $250,000 effective April 1, 2006 due to recent federal insurance changes.

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

In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank. Outstanding certificates representing shares of common stock of the Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company. The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock is $5 per share. The holders of Bank options immediately prior to the reorganization are entitled to receive one option to acquire shares of the common stock of the Company for each Bank option then held by them on the same terms and conditions.

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company transactions have been eliminated in consolidation. The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at September 30, 2006, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment. The results of operations for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

At September 30, 2006, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

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

Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary difference between the accounting bases and the tax bases of the Company’s assets and liabilities. Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance is established against deferred tax assets when, based upon the available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets are reviewed quarterly and adjustments are recognized in the provision or benefit for income taxes. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

Stock Option Plan

During the first calendar quarter of 2006 the Company adopted SFAS No. 123R Share-Based Payment recognizing the grant-date fair value of share-based compensation using the modified prospective transition method. The impact of the Company adopting such accounting can be seen in Note 6, Stock Based Plans of these Notes to Consolidated Financial Statements.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at September 30, 2006 are as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
US Government Agencies
Due within one year	$7,000,000	$-	$(75,000)	$6,925,000
Due after one year through five years	10,161,000	-	(189,000)	9,972,000
Due after five years	36,718,000	345,000	(327,000)	36,736,000

	$53,879,000	$345,000	$(591,000)	$53,633,000

Held-to-maturity:
US Government Agencies
Due within one year	$1,993,000	$-	$(11,000)	$1,982,000
Due after one year through five years	2,000,000	-	(24,000)	1,976,000
Due after five years	5,339,000	10,000	(75,000)	5,274,000
Municipals
Due after five years	3,352,000	52,000	-	3,404,000
Other Bonds
Due after one year through five years	50,000	-	-	50,000
	$12,734,000	$62,000	$(110,000)	$12,686,000

Total Investment Securities	$66,613,000	$407,000	$(701,000)	$66,319,000

The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them to be other-than-temporarily impaired at September 30, 2006.

5.  LOANS

Major classifications of loans at September 30, 2006 and December 31, 2005 follow:

	September 30,	December 31,
	2006	2005
Commercial and Industrial	$58,755,000	$59,043,000
Commercial Real Estate	104,746,000	91,497,000
Residential Real Estate	15,066,000	15,278,000
Consumer	12,545,000	15,030,000
Total loans	191,112,000	180,848,000
Less—Allowance for loan losses	(2,760,000)	(2,615,000)
Total loans, net	$188,352,000	$178,233,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At September 30, 2006 there were $1,836,000 in loans accruing interest past due between 30 and 89 days, zero loans accruing interest were past due 90 days or more and $115,000 of loans were on non-accrual status. At December 31, 2005 no loans accruing interest were past due 30 days or more and $1,287,000 of loans were on non-accrual status. Net deferred costs totaled $334,000 and $368,000 at September 30, 2006 and December 31, 2005, respectively.

A summary of changes in the allowance for loan losses for the nine-month period ended September 30, 2006 and 2005 follows:
	2006	2005
Balance, beginning of year	$2,615,000	$2,025,000
Provision for loan losses	164,000	440,000
Less: Loans charged-off	(19,000)	-
Balance as of September 30,	$2,760,000	$2,465,000

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

The following table summarizes the Company’s activities with respect to its stock option plan for the first nine months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2006	196,055	$11.41
Granted	59,250	13.00		$3.74
Exercised	-
Forfeited	3,000	12.05
Outstanding at September 30, 2006	252,305	$11.77	7.61 years	$2.96
Exercisable at September 30, 2006	124,815	$10.76	6.45 years	$2.47

The aggregate intrinsic value of the options exercisable and outstanding at September 30, 2006 equals $308,000 and $747,000, respectively. Total compensation costs associated with the unvested options outstanding at September 30, 2006 equals $342,000 and will be recognized over an average of 2.0 years.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 equals $103,000 and reflects (a) compensation expense for all share-based awards granted prior to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based awards involving 59,250 options were granted by the Company during the first nine months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at September 30, 2006.

Dividend yield	2.7%
Expected volatility	35.0%
Risk free interest rate	3.6%
Expected lives	6.0 years

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three and nine-month periods ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net Income, as reported	$ 1,858,000	$ 2,239,000
Pro forma total share-based compensation as if Statement 123R had been applied (zero tax rate)

	(18,000)	(53,000)
Net Income as reported for the 2006 period, pro forma for the 2005 period	$ 1,840,000	$ 2,186,000

Earnings per share:
Basic-as reported	$0.88	$1.06
Basic-pro forma	$0.87	$1.04

Diluted-as reported	$0.87	$1.04
Diluted-pro forma	$0.86	$1.01

Weighted Average Shares Outstanding	2,112,000	2,111,000
Weighted Average Diluted Shares Outstanding	2,132,000	2,161,000

Warrants

The Bank’s 2003 capital stock offering included the issuance of 721,581 warrants to purchase an aggregate of 180,395 common shares. The warrants expired on September 30, 2006. Upon the reorganization of the Bank into a holding company structure all outstanding warrants were assumed and restated by the Company on the same terms and conditions as were the Bank’s. All shares of common stock of the Bank which remained available through the exercise of warrants on the date of reorganization were converted into the same number of warrants for shares of common stock of the Company. Four warrants were required to purchase one common share. Fractional shares were not issued in connection with the exercise of warrants. The exercise price of the warrants was $11.00 per whole share subject to adjustments for stock splits, recapitalization or other similar events. During the calendar quarter ended September 30, 2006, 619,985 of the warrants were exercised resulting in the issuance of 154,993 shares. As of September 30, 2006, a cumulative total of 682,264 warrants issued during 2003 had been exercised resulting in the issuance of a cumulative 170,566 common shares.

7.  EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Three Months Ended September 30,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,173,000	2,112,000
Dilutive securities	53,000	20,000

Weighted-average shares outstanding—Diluted	2,226,000	2,132,000

	Nine Months Ended September 30,
	2006	2005
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,136,000	2,111,000
Dilutive securities	51,000	50,000

Weighted-average shares outstanding—Diluted	2,187,000	2,161,000

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Options with an exercise price in excess of the average market value of the Company’s Common Stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended September 30, 2006 outstanding options totaling 156,000 shares were excluded from the calculations, as their effect would have been antidilutive. For the three months ended September 30, 2005, outstanding options totaling 99,000 shares were excluded from the calculations, as their effect would have been antidilutive. For the nine months ended September 30, 2006 and 2005, outstanding options totaling 156,000 and 99,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at September 30, 2006: Commitments whose contract amounts represent credit risk-
Commitments to originate loans	$34,655,000
Unused lines of credit	10,300,000
Secured commercial lines of credit	24,241,000
Letters of Credit	3,272,000

9. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At September 30, 2006, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

September 30, 2006 (Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	$25,388	9.08%	$22,931	8.20%	4.00%	5.00%
Tier 1 risk-based ratio	25,388	12.40%	22,931	11.22%	4.00%	6.00%
Total risk-based ratio	27,946	13.65%	25,489	12.47%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank (the “Bank”), a national bank with five full-service branches located in the greater Worcester, Massachusetts area. The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes contained in this report and the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2005 as well as the results of operations during the three and nine-month periods ended September 30, 2006.

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

New Accounting Pronouncements

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123R using the modified-prospective transition method, which requires the Company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods.  During the three and nine month periods ended September 30, 2006, the Company recorded $39,000 and $103,000 of share-based compensation expense, respectively.  Previous periods have not been restated.  See Note 6 to the consolidated financial statements of this Form 10-QSB for further details.

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

In February 2006 the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management has not determined if the adoption of FAS 155 will have a material impact on the Company’s financial position or results of operations.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The built up misstatements, while not considered material in the individual years in which the misstatement were built up, may be considered material in a subsequent year if a Company were to correct those misstatements through current period earning. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The Company is currently evaluating the impact this will have on its financial statements and will adopt SAB No. 108 in its annual report on Form 10-K for the year ending December 31, 2006.

Executive Summary

During the most recent quarter and the 2006 year-to-date period the Company experienced net interest margin contraction, largely the result of the flat to inverted yield curve, competitive deposit pricing conditions and a shift towards higher cost categories to fund earning assets. In response to these conditions, the company took actions to reduce low net interest margin matches of asset and liabilities. Accordingly, total assets at September 30, 2006 had reduced by $8.7 million from the level at June 30, 2006 yet were $29.2 million or 12% higher than the level at December 31, 2005. In addition, the Company recorded $5,000 of net gains on the sale of investment securities available-for-sale. The sale transactions took advantage of market opportunities to restructure the investment portfolio to improve yield going forward. On July 31, 2006 the Company entered into a lease for 7704 square feet in a multi-tenant building at 67 Millbrook Street, Worcester, Massachusetts which will be used as an operations center. On August 14, 2006 the Company entered into a lease for a 1,800 square foot building at 26 West Boylston Street, West Boylston, Massachusetts which will be used as a branch location.

Results of Operations

Overview

The Company recorded net income of $177,000 for the three month period ended September 30, 2006, compared to $1,858,000 for the same period of 2005. The 2005 period included a $1,549,000 tax benefit as a result of the elimination of the tax loss carry-forward valuation allowance that had previously been provided. Both basic and diluted earnings per share were $0.08 for the third quarter of 2006 compared to $0.88 and $0.87 respectively for the third quarter of 2005. Pre-tax net income increased by 1% compared to the same quarter of last year as a net interest income increase of 6%, a zero provision for loan losses and a 36% increase in non-interest income in the 2006 period was mostly offset by a 19% increase in non-interest expense. Pre-tax net income for the nine-month period ended September 30th equaled $937,000, compared to $673,000 for the same period of 2005, a 39% increase. Book value per share was $8.75 at September 30, 2006, an increase of $0.60 from the book value per share of $8.15 at December 31, 2005.

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

Net interest income equaled $2,123,000 for the three-month period ended September 30, 2006 compared to $2,003,000 for the same period of 2005; a 6% increase. For the nine-month period ended September 30, 2006, net interest income equaled $6,358,000 compared to $5,578,000 for the same period of 2005, a 14% increase. The tables on pages 14 and 15 depict the condensed quarterly averages of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or cost of funds for the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. The difference between asset yields and the cost of funds equals the net interest spread. The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis.

Comparing the third quarter of 2006 to the same three-month period of 2005, the Company’s net interest margin declined to 3.13% from the year earlier period’s 3.61% as a result of the generally flat or inverted yield curve interest rate environment in the 2006 period, the growth of higher cost deposit and borrowed funds categories and the addition of subordinated debentures to the company’s liability structure. Asset yields increased by 76 basis points from period to period to equal 6.72% as the Company’s balance sheet responded to the higher level of market interest rates, in particular the increased level of the Company’s base lending rate versus the year-earlier period. However, a similar and more pronounced impact is noted in the cost of total deposits and borrowed funds, which increased by 126 basis points from period to period to equal 3.73% during the third quarter of 2006. The subordinated debentures (issued in December 2005) carried an average rate of 7.19% during the third quarter of 2006.

Comparing the first nine month period of 2006 to the same period of 2005, the Company’s net interest margin declined by 20 basis points from the year earlier period to equal 3.35% as a result of the flat or inverted yield curve interest rate environment in the 2006 period, the growth of higher cost deposit and borrowed funds categories and the addition of subordinated debentures to the company’s liability structure. Asset yields increased by 79 basis points from period to period as the Company’s balance sheet responded to the higher level of market interest rates. The cost of total deposits and borrowed funds increased by 102 basis points to equal 3.35% during the nine-month period of 2006. The subordinated debentures (issued in December 2005) carried an average rate of 6.79% during the first half of 2006. Management expects the declining margin will be mitigated or reversed upon the return to a more historically traditional slope of the yield curve.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2006 and 2005
	Three Months Ended			Three Months Ended

(Dollars in Thousands)	September 30, 2006			September 30, 2005
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance
INTEREST EARNING ASSETS

Total Loans	$196,782	$3,675	7.41%	$168,787	$2,812	6.61%
Investments, Fed Funds and Int. Bearing Balances	73,913	912	4.90%	51,624	498	3.82%
Total Interest Earning Assets	$270,695	$4,587	6.72%	$220,411	$3,310	5.96%

Allowance for Loan Losses	$(2,765)			$(2,370)
Cash and Due from Banks	5,176			4,841
Premises and Equipment	2,146			1,888
Other Assets	5,951			1,445
Total Assets	$281,203			$226,215

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$43,312	$185	1.69%	$58,489	$265	1.79%
Time Deposits	131,096	1,517	4.59%	96,122	770	3.18%
Borrowed Funds	52,178	608	4.63%	31,812	270	3.37%
Subordinated Debentures	7,500	138	7.19%	-	-	-
Total Interest Bearing Liabilities	$234,086	$2,448	4.15%	$186,423	$1,305	2.78%
Demand Deposits	26,515			23,224
Total Deposits and Borrowed Funds	$260,601	$2,448	3.73%	$209,647	$1,305	2.47%

Other Liabilities	2,232			1,277
Stockholders' Equity	18,370			15,291
Total Liabilities and Stockholders' Equity	$281,203			$226,215

Net Interest Income		$2,139			$2,005
Interest Rate Spread			3.00%			3.49%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.13%			3.61%

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended			Nine Months Ended

(Dollars in Thousands)	September 30, 2006			September 30, 2005
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Balance
INTEREST EARNING ASSETS

Total Loans	$189,102	$10,251	7.25%	$160,412	$7,669	6.39%
Investments, Fed Funds and Int. Bearing Balances	65,749	2,246	4.57%	49,672	1,401	3.77%
Total Interest Earning Assets	$254,851	$12,497	6.56%	$210,084	$9,070	5.77%

Allowance for Loan Losses	$(2,711)			$(2,222)
Cash and Due from Banks	5,211			4,791
Premises and Equipment	1,989			1,944
Other Assets	4,289			1,289
Total Assets	$263,629			$215,886

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$48,695	$650	1.78%	$54,900	$681	1.66%
Time Deposits	121,909	3,794	4.16%	93,648	2,096	2.99%
Borrowed Funds	40,687	1,284	4.22%	29,296	709	3.23%
Subordinated Debentures	7,500	387	6.79%	-	-	-
Total Interest Bearing Liabilities	$218,791	$6,115	3.74%	$177,844	$3,486	2.62%
Demand Deposits	25,295			21,943
Total Deposits and Borrowed Funds	$244,086	$6,115	3.35%	$199,787	$3,486	2.33%

Other Liabilities	1,857			1,020
Stockholders' Equity	17,686			15,079
Total Liabilities and Stockholders' Equity	$263,629			$215,886

Net Interest Income		$6,382			$5,584
Interest Rate Spread			3.21%			3.44%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.35%			3.55%

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a charge to the provision for loan losses amounting to $164,000 during the first nine months of 2006 compared to a $440,000 provision that was added to the allowance during the same period of 2005. For the quarter ended September 30, 2006 no addition to the allowance was provided compared to $150,000 that was provided during the same period of 2005. Loans totaling $19,000 were charged off during the nine-months ended September 30, 2006. At September 30, 2006 the level of non-performing loans had declined to $115,000 versus the $1,287,000 level at December 31, 2005. The amount necessary to be provided to the allowance was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the risk inherent in the loan portfolio. At September 30, 2006 and December 31, 2006 the allowance for loan losses equaled 1.44% and 1.45% of total loans, respectively. Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees. This category equaled $154,000 for the three-month period ended September 30, 2006 and equaled $426,000 for the nine-month period ended September 30, 2006. The year-to-date amount reflects a 24% increase over the same period of 2005 while the third quarter comparison reflects a 36% increase over the corresponding 2005 period. The majority of the year-to-date increase related to increased volume of transactions in deposit accounts, as well as, increased activity involving loan origination document preparation. The third quarter and year-to-date periods of 2006 also include $5,000 of net gains upon the sale of available-for-sale investment securities versus none recorded in the earlier periods.

Operating Expense

Operating expense, alternatively known as non-interest expense, in the quarter ended September 30, 2006 totaled $1,966,000, an increase of 19% compared to the third quarter of 2005. Employee compensation and benefits expense increased 22% to $1,073,000 due to staff additions in the branches, lending, credit and operations areas, staff merit increases and the implementation of SFAS No. 123R Share-Based Payments. This recent accounting pronouncement resulted in an expense of $39,000 for the third quarter of 2006 and $103,000 on a year-to-date basis. During prior periods the Company was not required to recognize expense for this item and the impact was reflected in the financial statement footnotes on a pro-forma basis. Occupancy and Equipment costs increased by 12% to $291,000 for the quarter as costs associated with the new bank branch building and scheduled increases in lease costs were partially offset by savings in equipment service contract costs. Increased professional fees of $171,000, a 23% increase over the third quarter of 2005, were caused by higher legal, consulting and audit costs, as well as increased expenditures for shareholder relations and a higher level of appraisal activity. Data processing expense for the quarter increased by $24,000 or 32% over the prior year period to a level of $100,000 as a result of increased numbers of loan and deposit accounts maintained on the data processing systems, as well as increased levels of customer transactions. Advertising and public relations expense declined slightly compared to the prior year period to a level of $122,000 as a result of management’s strategy to attempt to reduce reliance upon high cost deposits which allowed for a reduction in local print advertisement.

Comparing operating expenses for the first nine months of 2006 to the same period of 2005 reflects an 18% increase. The factors causing the changes are all similar to those of the quarter to quarter comparison except that occupancy and equipment costs reflect a lower increase (4%) as this category benefited from relatively benign winter weather during the first calendar quarter, and advertising and public relations has increased 7% on a year to date basis.

Provision for Income Taxes

Income tax expense totaled $134,000 for the quarter ended September 30, 2006 and $415,000 for the full nine month period ended September 30, 2006. An income tax benefit was recorded during the third quarter of 2005. Prior to and during 2005, the Company maintained a valuation allowance against the deferred tax asset which resulted from tax loss carry-forwards. During the third quarter of 2005, the Company reversed the remaining valuation allowance. Since the third quarter of 2005 the Company has recorded income tax expense at approximately the applicable statutory rate adjusted for permanent items. The tax loss carry-forwards will offset the liability for taxes payable during the current and future periods until the deferred tax asset is exhausted or expires. At September 30, 2006 the available tax-loss carry-forwards approximate $1.3 million. These carry-forwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service.

Financial Condition

Overview

Total assets were $278,585,000 at September 30, 2006, compared to $249,411,000 at December 31, 2005, an increase of $29.2 million or 12%. Loans have increased 6% since the beginning of the year to equal $191.1 million at September 30, 2006. Investment securities total $66.4 million and have increased $17.7 million or 36% since December 31, 2005. The aggregate of deposits and borrowed funds have increased 11% since December 31, 2005 to equal $256.4 million at the end of the third quarter.

Loans

The company’s core asset strategy is to grow loans, primarily commercial loans. The loan portfolio increased by $10.3 million or 6% since December 31, 2005 as commercial and industrial loans increased by $13.2 million, commercial real estate declined by $0.2 million, residential real estate loans declined by $0.2 million and consumer loans declined by $2.5 million. The allowance for loan losses increased to $2,760,000 as of September 30, 2006 as a result of a $164,000 provision charge to earnings during the first nine months of the year less $19,000 of loan charge-offs. Non-performing loans at September 30, 2006 equaled $115,000 compared to $1,287,000 at December 31, 2005, a decrease of $1.2 million. At September 30, 2006 the allowance for loan losses equaled 1.44% of total loans versus 1.45% at December 31, 2005 and 1.43% at September 30, 2005. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses. In addition to assessing risk on individual loans, the Bank considers industry trends, regional and national economic conditions. In addition to the allowance for loan losses, the Bank maintains a separate liability account as a reserve for the potential of losses on currently unfunded loan commitments. At September 30, 2006 this reserve equaled $61,000.

Investment Securities

The investment securities portfolio is mainly used to invest excess funds, provide liquidity and as a tool for the management of interest rate risk. Investment securities available-for-sale are carried at estimated fair value and totaled $53,633,000 at September 30, 2006, an increase of $14.0 million or 35% from the balance at December 31, 2005. Similarly, investment securities classified as held-to-maturity were $12,734,000 at September 30, 2006, an increase of $3.6 million or 40% from December 31, 2005. The majority of the portfolio’s growth compared to the year-end level occurred during the second quarter of 2006 and was primarily funded by short term FHLB advances. The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them to be other-than-temporarily impaired at September 30, 2006.

Deposits

Deposits are the Bank’s primary source of funds, yet total deposits decreased slightly from December 31, 2005 (by $0.3 million) to equal $189.2 million at September 30, 2006. The certificates of deposit portfolio increased by $14.9 million or 14% since December 31, 2005. Demand deposit accounts declined by $0.5 million and the aggregate of personal and commercial money market, NOW accounts and savings accounts declined by $14.6 million or 24% during the nine months since December 31, 2005. A large portion of this balance decline shifted directly into higher cost time deposits. Given the difficult interest rate environment that has existed during most of 2006 the Company chose to alter its deposit pricing strategy in an effort to reduce reliance on high cost deposits. To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions. These programs continue to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits. On July 17, 2006 the Company opened a new bank branch at 1393 Grafton Street in Worcester, Massachusetts, thereby expanding the bank’s geographic reach and its ability to generate deposit growth. Another branch will open on November 6, 2006 at 26 West Boylston Street, West Boylston, Massachusetts.

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

Stockholders’ equity at September 30, 2006 was $19,988,000, an increase of $2,762,000 from December 31, 2005. The increase was primarily due to the nine-month earnings of $522,000, the exercise of common stock warrants for 170,000 shares generating $1,869,000, the $103,000 impact of the accounting treatment for share-based compensation and the $268,000 decrease in the unrealized loss on available-for sale investment securities (net of taxes) to a level of $146,000.

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements. As of September 30, 2006, the Company’s and the Bank’s Tier One Leverage Capital ratios were 9.08% and 8.20%, respectively. The Bank’s Tier One and Total Risk Based Capital ratios were 11.22% and 12.47%, respectively. These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.

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

PART II

Item 1 - Legal Proceedings

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to Vote of Security Holders

Not applicable

Item 5 - Other Information

On August 14, 2006, the Bank entered into a lease with John W. Hadley and Catherine M. Hadley for a building located at 26 West Boylston Street, West Boylston, Massachusetts. The building will be used as a bank branch. The term of the lease is ten (10) years, commencing on July 1, 2006 and ending on June 30, 2016. Under terms of the lease, base rent is $2,400 per month during the first year with a 3% increase each year. The lease provides for the Bank’s right to extend the lease for three (3) additional five (5) year terms, each with a 3% annual increase in rent.

On July 25, 2006, the Bank entered into a lease with Worcester Millbrook LLC for 7,704 square feet of office space in a multi-tenant building located at 67 Millbrook Street, Worcester, Massachusetts. The premises will house a portion of the Bank’s staff functions.  The term of the lease is five (5) years, commencing on October 1, 2006 and ending on September 30, 2011. Under terms of the lease, the Bank will pay monthly rent of $7,381, including utilities.  The lease provides for the Bank’s right to extend the lease for one additional five (5) year period with the monthly rents equal to $9,250 during the first extended year and increasing approximately 5% each year to the monthly amount of $10,750 during the last year of the five year extended period.

Item 6 - Exhibits

Exhibit Number	Description
Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)
Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)
Exhibit 10.1	Lease for 26 West Boylston Street, West Boylston, Massachusetts
Exhibit 10.2	Lease for 67 Millbrook Street, Worcester Massachusetts
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer
Exhibit 32	Section 1350 certifications of the Chef Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

Date: November 6, 2006	By:/s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: November 6, 2006	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 3(i)	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)
Exhibit 3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K12g3 as filed with the Securities and Exchange Commission on December 19, 2005)
Exhibit 10.1	Lease for 26 West Boylston Street, West Boylston, Massachusetts
Exhibit 10.2	Lease for 67 Millbrook Street, Worcester Massachusetts
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer
Exhibit 32	Section 1350 certifications of the Chef Executive Officer and Chief Financial Officer