Form 10KSB
period 2006-12-31
CNB Financial Corp.
filed 2007-03-28
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006
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
Common Stock, par value $1.00 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [ X ]

The issuer’s revenues for its fiscal year ended December 31, 2006, were $17,518,000.

The aggregate market value of the issuer’s voting and non voting common equity held by non-affiliates (based upon the trading price of $11.75 per share for the issuer’s common stock on February 28, 2007, and for the purpose of this computation only, on the assumption that all of the issuer’s directors and officers are affiliates) was approximately $21,503,000.

At March 26, 2007, the registrant had 2,283,208 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K.

CNB Financial Corp.

Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2006

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of CNB Financial Corp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. CNB Financial Corp.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of CNB Financial Corp. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CNB Financial Corp.’s market area, changes in real estate market values in CNB Financial Corp.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in this annual report in the section titled “Risk Factors” below.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, CNB Financial Corp. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General Description of Business

Organization

CNB Financial Corp. (the “Company”) is a bank holding company. Its wholly owned subsidiary Commonwealth National Bank (the “Bank”), chartered in 2001, is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office in Worcester, Massachusetts and five branch offices. The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board. The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Deposit Insurance Fund administered by the FDIC insures the Bank’s deposits for amounts up to $100,000 and for amounts up to $250,000 in deposit retirement accounts.

Company Formation

The Company was formed on December 16, 2005 in connection with the reorganization of the Bank into a bank holding company structure. The Federal Reserve Bank of Boston (“FRBB”) approved the application of the Company to acquire 100% of the capital stock of the Bank. In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank. Outstanding certificates representing shares of common stock of the Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company. The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock was $5 per share. The holders of Bank options immediately prior to the reorganization are entitled to receive one option to acquire shares of the common stock of the Company for each Bank option then held by them on the same terms and conditions.

The Business of CNB Financial Corp. and Commonwealth National Bank

General: The Company does not have operations aside from its ownership of all of the issued and outstanding stock of the Bank. The Bank is the Company’s sole operating subsidiary. The Bank provides retail and commercial banking products and services, including checking and savings accounts, time deposits, IRAs, commercial, consumer, and real estate loans to customers located primarily in the Worcester, Massachusetts market area.

The Company relies mainly on local advertising and promotional activities and on personal contacts by its directors, officers, employees and shareholders to attract business and to acquaint potential customers with the Company’s personalized service. The Company emphasizes a high degree of personalized service in order to be able to serve each customer’s banking needs. The Company operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and five branch offices: 1 West Boylston Street, Worcester, Massachusetts; 564 Main

Street, Shrewsbury, Massachusetts; 701 Church Street in the Whitinsville section of Northbridge, Massachusetts; 1393 Grafton Street, Worcester, Massachusetts and 26 West Boylston Street, West Boylston, Massachusetts.

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

Deposits: The Bank obtains its deposits from retail and commercial customers located primarily in the Worcester market area as a result of its competitively priced deposit products and a local advertising campaign. The deposit portfolio is comprised of savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts and certificates of deposit of personal, corporate and municipal account holders.

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

Personnel: At December 31, 2006, the Bank employed 56 full-time employees and 12 part-time employees. The Bank provides a number of benefits such as health, disability, and life insurance for qualified employees. None of the Bank’s employees are subject to collective bargaining agreements.

Risk Factors:

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-KSB, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets have increased $204.7 million, or 267%, from $76.6 million at December 31, 2002 to $281.4 million at December 31, 2006, primarily due to increases in loans and investment securities. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Certain interest rate movements may hurt our earnings.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has resulted in our net interest margin declining from 3.44% for 2004 to 3.27% for 2006. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2006, our loan portfolio consisted of $110.7 million, or 55% of commercial real estate loans and $62.2 million, or 31% of commercial business loans. We intend to continue our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

Our recent results may not be indicative of our future operating results.

We have achieved significant growth in earnings per share in recent years. For example, net earnings per share (diluted) grew from $0.13 for the year ended December 31, 2004 to $0.29 for the year ended December 31, 2006. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2006, we held 2.2% of the deposits in Worcester County, Massachusetts, which was the 20th largest market share of deposits out of the 39 financial institutions, which held deposits in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the Worcester area through our branching strategy. We opened two branch offices in the past twenty-four months and will likely open at least one more branch within the next twenty-four months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which consists of commercial real estate loans and commercial and industrial loans has increased from $80.2 million at December 31, 2003 to $172.9 million at December 31, 2006. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one-to-four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our present capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of our existing stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

If the value of real estate in central Massachusetts were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in central Massachusetts, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in central Massachusetts our success depends to a significant extent upon economic conditions in central Massachusetts. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Commonwealth of Massachusetts could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The trading history of our common stock is characterized by low trading volume. The value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

Although our common stock trades on OTC Electronic Bulletin Board, it has not been regularly traded. We cannot predict the extent to which investor interest in us will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•  actual or anticipated fluctuations in our operating results;

•  changes in interest rates;

•  changes in the legal or regulatory environment in which we operate;

•      press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•      changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•  future sales of our common stock;

•     changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•  other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you purchased shares in the offering. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Commonwealth National Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its chartering authority and by the Federal Deposit Insurance Corporation, as insurer of its deposits. CNB Financial Corp. is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Commonwealth National Bank. The regulation and supervision by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in CNB Financial Corp. common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Regulation and Supervision

General

CNB Financial Corp., which is a bank holding company, is required to file certain reports with the Federal Reserve Board (“FRB”) and otherwise comply with the Bank Holding Company Act of 1956, as amended (“BHCA”) and the rules and regulations promulgated thereunder.

The Bank, as a national bank, is subject to extensive regulation, examination and supervision by the OCC, as its primary regulator, and the FDIC, as the deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. Many aspects of the Bank’s operations are regulated by federal law including allowable activities, reserves against deposits, branching, mergers and investments. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC, or Congress, could have a material adverse impact on CNB Financial Corp. or Commonwealth National Bank and their operations.

Certain regulatory requirements applicable to the Bank and CNB Financial Corp. are referred to below or elsewhere herein. This description of statutory provisions and regulations applicable to national banks and their holding companies does not purport to be a complete description of such statutes and regulations and their effects on the Bank and CNB Financial Corp. and is qualified in its entirety by reference to the actual statutes and regulations involved.

Holding Company Regulation

 Federal Regulation. As a bank holding company, CNB Financial Corp. is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. CNB Financial Corp. is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for CNB Financial Corp. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, CNB Financial Corp. would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies and banks involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies have authority under the BHCA to acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required from other agencies having supervisory jurisdiction over the banks to be acquired.

A bank holding company generally is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as a fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial subsidiaries” in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. See “Capital Requirements.” CNB Financial Corp.’s total and Tier 1 capital exceed these requirements.

Bank holding companies generally are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Furthermore, the FRB has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of CNB Financial Corp. to pay dividends or otherwise engage in capital distributions.

The FRB has general authority to enforce the BHCA as to CNB Financial Corp. and may require a bank holding company to cease any activity or terminate control of any subsidiary engaged in an activity that the FRB believes constitutes a serious risk to the safety, soundness or stability of its bank subsidiaries.

CNB Financial Corp. and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and money markets, it is impossible for the management of CNB Financial Corp. accurately to predict future changes in monetary policy or the effect of such changes on the business or financial condition of CNB Financial Corp. or the Bank.

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law. Approval of the Massachusetts regulatory authorities would be required for the CNB Financial Corp. to acquire 25% or more of the voting stock of another depository institution. Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of CNB Financial Corp. The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company mergers with another bank holding company. Although CNB Financial Corp. is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such. CNB Financial Corp. has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

Acquisition of CNB Financial Corp.

Federal Regulation. Federal law requires that a notice be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of CNB Financial Corp.’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of CNB Financial Corp. The FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of CNB Financial Corp. within the meaning of the BHCA. “Control” generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of CNB Financial Corp. or the ability to control in any manner the election of a majority of CNB Financial Corp.’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of CNB Financial Corp.’s voting stock. See “Holding Company Regulation.”

Federal Banking Regulations

Capital Requirements. The OCC’s capital regulations require national banks to meet two minimum capital standards: a 4% Tier 1 capital to total adjusted assets ratio for most banks (3% for national banks with the highest examination rating) (the “leverage” ratio) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital to total assets standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the financial institution examination rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 capital to risk-based assets standard. “Tier 1 capital” is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights and credit card relationships), a percentage of certain non-financial equity investments and certain other specified items.

The risk-based capital standard requires the maintenance of Tier 1 and total capital (which is defined as Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OCC capital regulation based on the risks that the agency believes are inherent in the type of asset. The regulators have recently added a market risk adjustment to cover a bank’s trading account, foreign exchange and commodity positions. Tier 2 capital may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of Tier 1 capital.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank. CNB Financial Corp.’s total and Tier 1 capital exceed these requirements.

Both the OCC and the FRB have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular bank or bank holding company.

Prompt Corrective Regulatory Action. Under the prompt corrective action regulations, the OCC is required to take certain supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of the lesser of 5% of the bank’s total assets or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Institutions eligible for the One-Time Assessment Credit are those that were in existence on December 31, 1996, and paid a deposit insurance assessment prior to that date, or are a successor to such an institution. The Bank was established during 2001 and therefore it is not eligible to receive the one-time credit. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or OCC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. National banks are subject to limits on the amount that they may lend to single borrowers. Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital). An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2006, the Bank’s limit on loans to one borrower was $4.0 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $2.8 million.

Limitation on Capital Distributions. National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the bank’s retained net income for the year combined with retained net income for the prior two years less any transfers to surplus and capital distributions. A national bank may not pay a dividend that would cause it to fall below any applicable regulatory capital standard.

Branching. National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. Federal law also provides for interstate branching for national banks. Interstate branching by merger was authorized as of June 1, 1997 unless the state in which the bank is to branch has enacted a law opting out of interstate branching or expedites the effective date by passing legislation. De novo interstate branching is permitted to the extent the state into which the bank is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

Transactions with Related Parties. The authority of a depository institution to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including, in this case, CNB Financial Corp.) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The authority of the Bank to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires that certain board approval procedures be followed.

Enforcement. The OCC has primary enforcement responsibility over national banks and has the authority to bring actions against such banks and all institution-affiliated parties, including directors, officers, stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that it take enforcement action with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has generally similar enforcement authority with respect to CNB Financial Corp. Neither CNB Financial Corp. nor the Bank are under any enforcement action.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Assessments Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under federal law. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Community Reinvestment Act. The Community Reinvestment Act, (“CRA”), as implemented by OCC regulations, provides that a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching. The Bank’s most recent rating was “Satisfactory.”

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandated that financial institutions implement additional policies and procedures with respect to, or additional measures designed to address, matters such as money laundering, suspicious activities and currency transaction reporting.

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $45.8 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks (“FHLBs”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of $3.1 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs’ funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

ITEM 2 - DESCRIPTION OF PROPERTY

Company and Bank Premises

The Bank leases administrative and banking offices located at 33 Waldo Street, Worcester, Massachusetts. The Waldo Street facility lease is for an initial term of fifteen years, which term ends in 2016, and provides two five-year renewal options. Leasehold improvements were made at a cost of approximately $440,000. This amount includes the construction of a drive-through teller and ATM lane. Gross rentals during the initial term were $16.73 per square foot including parking for employees and customers, heating and air conditioning. Rentals increase at the rate of 7% every third year. The lease is currently in the second three year period of the initial term and the Bank’s effective costs are now $17.91 per square foot plus escalations. The Bank directly pays costs for electricity serving the Bank’s premises and signs, as well as cleaning and snow removal costs. The lease includes escalation clauses wherein the Bank will share in 30% of the increases in the costs for electricity servicing tenant common areas, heating and real estate tax incurred by the landlord compared to the base year of 2000.

On March 6, 2003, a lease for 2,820 square feet in the multi-tenant building, at 1 West Boylston Street, Worcester, Massachusetts was executed with a term commencement date of December 1, 2002. The lease includes an initial term of twenty years and provides two five-year renewal options. Leasehold improvements were made at a cost of approximately $133,000. Gross rentals during the initial term are $28.50 per square foot ($80,370 per annum) including parking for employees and customers, heating and air conditioning. Lease payments increase to $32.78 per square foot ($92,440 per annum) at the commencement of the fourth year of the lease term. Commencing with the seventh year of the lease, and at the beginning of each lease year thereafter, lease payments increase by a percentage equal to the most recent annual percentage increase in the Consumer Price Index (CPI). The lease includes escalation clauses wherein the Bank will share in increases in the common area maintenance costs.

On June 6, 2002, the Bank executed a ground lease for 28,253 square feet of land at 572 Main Street, Shrewsbury, Massachusetts. The lease includes an initial term of twenty years and provides eleven five-year renewal options. Lease payments during the first five years are $36,000 per year. During subsequent years the rent payments increase in accordance with the annual increase in the CPI less an amount of $3,000. The Bank constructed a building upon the leased site at a cost of approximately $523,000, which opened as a bank branch facility on January 27, 2003.

During 2004, the Bank purchased a parcel of land at 701 Church Street, Northbridge, Massachusetts and constructed an office building at a cost of approximately $580,000. Upon completion of the building, the Bank sold the premises and entered into a leaseback agreement for an initial term of twenty years, which term ends in 2024 and provides for two five-year extension options. On November 15, 2004, the Bank opened a bank branch facility at the building. Gross rentals will increase by 3% annually during the initial twenty year term. The gross rent for the current twelve-month period (11/1/06 to 10/31/07) is equal to $69,131.

On January 27, 2006, the Bank executed a lease for approximately 2,000 square feet in a multi-tenant building at 1393 Grafton Street, Worcester, Massachusetts for a branch facility. The lease includes an initial term of ten years and provides three five-year renewal options. Gross rentals during the five years are $16.00 per square foot ($32,000 per annum) including parking for employees and customers, heating and air conditioning. Lease payments increase by 2% per year at the commencement of the sixth year of the lease term. The lease includes escalation clauses wherein the Bank will share in increases in the common area maintenance costs, insurance and real estate taxes.

On July 25, 2006, the Bank entered into a lease for 7,704 square feet of office space in a multi-tenant building located at 67 Millbrook Street, Worcester, Massachusetts. The premises house a portion of the Bank’s staff functions. The term of the lease is five years, commencing on October 1, 2006. Under the terms of the lease, the Bank pays monthly rent of $7,381, including utilities.  The lease provides for the Bank’s right to extend the lease for one additional five-year period with the monthly rents equal to $9,250 during the first extended year and increasing approximately 5% each year.

On August 14, 2006, the Bank entered into a lease for a building located at 26 West Boylston Street, West Boylston, Massachusetts for a bank branch. The term of the lease is ten years, commencing on July 1, 2006. Under the terms of the lease, base rent is $2,400 per month during the first year with a 3% increase each year. The lease provides for the Bank’s right to extend the lease for three additional five-year terms, each with a 3% annual increase in rent.

All of the properties are considered to be in good condition and adequate for the purpose for which they are used. In the opinion of management, the foregoing properties are adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Neither the Company nor the Bank currently is party to any pending legal proceedings, other than routine matters incidental to the business of banking. The Company is not aware of any proceedings contemplated by any governmental entity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company’s security holders.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the Over-The-Counter Bulletin Board under the symbol CFNA. At the date hereof, there are approximately 728 holders of record of the Company’s Common Stock. The Company has not declared a dividend on its common stock.

The following table gives the high and low bid information for the Company’s common stock on the OTC Bulletin Board for the last two fiscal years. High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Sales Price
	High	Low
1st Quarter 2005	$ 13.00	$ 12.40
2nd Quarter 2005	$ 12.85	$ 10.80
3rd Quarter 2005	$ 11.95	$ 10.25
4th Quarter 2005	$ 14.75	$ 8.65

1st Quarter 2006	$ 24.00	$ 12.15
2nd Quarter 2006	$ 14.50	$ 12.55
3rd Quarter 2006	$ 14.50	$ 12.75
4th Quarter 2006	$ 13.80	$ 11.25

The Company is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Dividends from the Company may depend, in part, upon receipt of dividends from the Bank. National banks are subject to significant regulatory restrictions on the payments of cash dividends. In light of these restrictions on the Bank and the need for the Company to retain and build capital, the Boards of Directors of the Company and the Bank plan to reinvest earnings for the period of time necessary to further support successful operations. As a result, the Company has not declared any dividends and does not plan to pay dividends in the near future so it may further support growth. The Company’s future dividend policy therefore will depend on earnings, capital requirements and financial condition and on other factors that the Company’s Board of Directors considers relevant.

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company is the parent of the Bank, a national bank with six full-service branches located in the greater Worcester, Massachusetts area. The Company reports its financial results on a consolidated basis with the Bank. The Company’s financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of its financial condition. See Item 7 of this Form 10-KSB.

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

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2005 as well as the results of operations during the year ended December 31, 2006.

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

Interest rate risk includes interest rate sensitivity. Sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Asset/Liability Committee, which meets on a quarterly basis, develops and implements the Company’s strategy for managing the potential impact of changing interest rates. The general objective of the Asset/Liability Committee is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin of the Company. As growth in assets continues, the Company will continuously structure its rate sensitivity position in an effort to protect against rapidly rising or falling interest rates. The Company attempts to maintain an industry acceptable balance between rate sensitive assets and liabilities.

The Company regularly evaluates the asset mix of the balance sheet in terms of several variables: yield, credit quality, maturity, and appropriate funding sources and liquidity. To manage the balance sheet’s liability mix effectively, the Company focuses primarily on expanding the deposit base by providing a high level of customer service.

Liquidity represents the ability to provide sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals, to pay off debt and meet operating obligations. The Company’s ability to maintain and increase deposits will serve as its primary source of liquidity. In addition, the Company’s liquidity may be supplemented through the use of borrowings or by converting portions of the investment security portfolio to cash.

The Company knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, its liquidity increasing or decreasing in any material way in the foreseeable future, other than through its normal banking operations.

Capital Adequacy

The Company has been successful in achieving the primary targets contained within its business plan, as evidenced by the growth in the loan and deposit portfolios and thus, growth in total assets. The business plan for 2007 reflects continued levels of growth in quality loans, deposits and total assets, and continued profitability on a quarter-to-quarter basis. The Company anticipates in its 2007 Business Plan that current levels of Stockholders’ Equity, coupled with a continuation of profitable operations, will be sufficient to support such growth in total assets by meeting the FDIC, OCC and FRB requirements for capital adequacy.

Executive Summary

During 2006 the Company experienced net interest margin contraction, largely the result of the flat to inverted yield curve, competitive deposit pricing conditions and a higher cost of funds. In response to these conditions, the Company took various actions to reduce low net interest margin matches of assets and liabilities. Accordingly, asset growth slowed considerably during the latter half of 2006 yet total assets at December 31, 2006 were $32 million or 13% higher than at December 31, 2005. During 2006, the Company opened two branches in leased facilities and leased additional space to accommodate the growth of its Operations Department.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from management’s judgments and estimates which, in turn, could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

RESULTS OF OPERATIONS

Summary

The Company recorded consolidated net income of $636,000 for 2006 compared to $2,565,000 for the full year 2005. The 2005 results include the impact of the $1.5 million tax benefit caused by the reduction of the valuation reserve for the tax loss carry forward. Net interest income growth of 9% was achieved by the combination of a 20% year over year growth in average earning assets, offset by a 33 basis points reduction in the net interest margin. This margin contraction was caused by the above mentioned flat to inverted yield curve, competitive deposit pricing conditions and a higher cost of funds.

Net Interest Income

During 2006, the Company generated $16,970,000 in interest income, which was offset by interest expense of $8,572,000, resulting in net interest income of $8,398,000, an increase of 9% versus 2005. The increase in net interest income was primarily due to a 20% increase in the average balance of interest-earning assets and a 71 basis point increase in the average yield of interest-earning assets, offset by a 21% increase in the average balance of deposits and borrowed funds and a 108 basis point increase in the cost of funds. The net yield on interest-earning assets equaled 3.27% for the year, a decrease of 33 basis points from the prior year. This contraction was caused by the previously mentioned flat to inverted yield curve environment, competitive pricing conditions and a greater reliance upon higher cost deposit and borrowed funds categories to support earning assets. During the prior year, the Company generated $12,580,000 in interest income, which was offset by interest expense of $4,877,000, resulting in net interest income of $7,703,000. The resulting net yield on interest earning assets equaled 3.60% for the full year 2005.

The following table presents condensed annual average balance sheet categories and the average yields and costs for each category during the years ended December 31, 2006, 2005 and 2004. The interest income, net interest income, asset yields, interest rate spread and net interest margin are portrayed on a taxable equivalent basis.

	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
(Dollars in thousands)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate

INTEREST EARNING ASSETS:
Total Loans(1)	$190,282	$13,863	7.29%	$163,577	$10,638	6.50%	$127,952	$7,406	5.79%
Investments, Fed Funds and Other Interest Earning Assets	67,749	3,149	4.65%	50,566	1,944	3.84%	37,995	1,172	3.08%
Total Interest Earnings Assets	258,031	17,012	6.59%	214,143	12,582	5.88%	165,947	8,578	5.17%
Allowance for Loan Losses	(2,724)			(2,296)			(1,631)
Cash and Due from Banks	5,242			4,858			4,096
Premises and Equipment	2,101			1,914			2,103
Other Assets	4,888			1,756			660
Total Assets	$267,538			$220,375			$171,175

INTEREST BEARING LIABILITIES
Savings, NOW and Money Market Deposits	46,645	811	1.74%	56,321	965	1.71%	52,577	680	1.29%
Time Deposits	121,081	5,235	4.32%	93,961	2,888	3.07%	65,791	1,679	2.55%
Borrowed Funds	45,515	2,001	4.40%	30,180	1,003	3.33%	18,614	510	2.74%
Trust Preferred	7,500	525	6.90%	329	21	6.26%	-	-	-
Total Interest Bearing Liabilities	220,741	8,572	3.88%	180,791	4,877	2.70%	136,982	2,869	2.10%
Demand Deposits	26,415			22,968			18,785
Total Deposits and Borrowed Funds	247,156	8,572	3.47%	203,759	4,877	2.39%	155,767	2,869	1.84%
Other Liabilities	2,104			557			548
Stockholders’ Equity	18,278			16,059			14,860
Total Liabilities and Stockholders’ Equity	$267,538			$220,375			$171,175
Net Interest Income		$8,440			$7,705			$5,709
Interest Rate Spread			3.12%			3.48%			3.33%
Net Yield on Interest Earning Assets (Net Interest Margin)			3.27%			3.60%			3.44%
______________
(1) Non-accrual loans are included in average amounts outstanding.

The following table depicts the composition of average earning assets and interest bearing liabilities as a percentage of average earning assets. The earning asset ratio reflects the percentage of total assets that earn interest.

Composition of Average Earning Assets and Interest Bearing Liabilities	2006	2005
As a percentage of average earning assets
Loans	73.7%	76.4%
Other earning assets	26.3%	23.6%
Average earning assets	100.0%	100.0%

Savings and NOW	18.1%	26.3%
Certificates of deposit	46.9%	43.9%
Borrowed funds	20.6%	14.3%
Average interest bearing liabilities	85.6%	84.5%

Earning asset ratio	96.5%	97.2%

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income for 2006 compared to 2005 and for 2005 compared to 2004. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

2006 Compared to 2005
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Total Loans	$1,849	$1,376	$3,225
Investments, fed funds and other interest-earning assets	743	462	1,205
Total	2,592	1,838	4,430
Interest expense:
Deposits	802	1,391	2,193
FHLB advances and other borrowed funds	611	387	998
Subordinated Debentures	502	2	504
Total	1,915	1,780	3,695
Increase in net interest income	$677	$58	$735

2005 Compared to 2004
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Total Loans	$2,242	$990	$3,232
Investments, fed funds and other interest-earning assets	444	328	772
Total	2,686	1,318	4,004
Interest expense:
Deposits	872	622	1,494
FHLB advances and other borrowed funds	366	127	493
Subordinated Debentures	21	0	21
Total	1,259	749	2,008
Increase in net interest income	$1,427	$569	$1,996

Provision for Loan Losses

The Company provided for a $216,000 addition to the allowance for loan losses through charges to operations during the full year 2006, compared to a provision of $590,000 during 2005. The decrease in the provision for loan losses was due to a $1.2 million decrease in nonaccrual loans at December 31, 2006 compared to December 31, 2005 and a lower rate of loan growth in 2006 (11%) compared to 2005 (21%). The 2006 provision caused the allowance for loan losses to equal $2,807,000 or 1.40% of total loans at December 31, 2006. Management, based upon known circumstances and conditions, determines the level of allowance for loan losses. In addition to assessing risk on individual loans, the Company considers industry trends, regional and national economic conditions, and past estimates of losses as compared to actual losses. During 2006 loans in the net amount of $24,000 were charged off. At December 31, 2006, one loan, in the amount of $67,000, was in non-accrual status. Loans accruing interest in the amount of $1,026,000 were past due 30 days or more; no loans accruing interest were past due 90 days or more. It is the Company’s policy to discontinue the accrual of interest on loans once they become 90 days past due or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on non-accrual status, any interest that is collected will be recorded on a cash basis.

Total Other Income

Total other income amounted to $548,000 for 2006 compared to $461,000 for 2005, a 19% increase. The source of this income is primarily fees and service charges on deposit accounts, loan document preparation fees and mortgage loan referral fees. The increase was caused by a significant increase in the number of the Company’s deposit account holders and loan customers, as well as, the initiation of mortgage loan referrals to a third party originator.

Operating Expenses

Total operating expenses amounted to $7,622,000 for 2006 compared to $6,500,000 during 2005, a 17% increase. The 17% year over year increase in total operating expense was caused by the growth of the Company which included growth in asset and deposit size, growth in the number of deposit and loan accounts, the cost of the two branches opened in 2006 (one in July and one in November), the resulting information processing costs related to the increased size of the Company, as well as, increased audit, legal and compliance costs. The increase was comprised of several components. Compensation and employee benefit costs increased by $779,000 or 23% over 2005. The increase was caused by additions to staff for the two branches opened in 2006, additional staff additions in the lending, credit and operations areas, staff merit increases and the implementation of SFAS No. 123R Share-Based Payments. This new accounting pronouncement for 2006 resulted in an expense of $140,000 during 2006. During prior periods, the Company was not required to recognize expense for share-based payments and the impact was reflected in the financial statement footnotes on a pro-forma basis. Occupancy and equipment cost increases of $127,000 or 12% over the year earlier period was the result of the expenses relating to the new branches and increases in lease costs, real estate taxes, utilities and service contracts. Marketing and public relations expense increased by $77,000 or 19% compared to the prior year as the Company instituted marketing campaigns for the newly opened branches and promoted retail deposit accounts in local newspaper, outdoor and radio advertisements. Data processing costs increased by $74,000 or 24%, compared to the prior year as a result of increased numbers of loan and deposit accounts maintained on the data processing systems and increased software maintenance expenses. Professional services (primarily legal, audit, consulting and appraisal expenses) declined by $12,000 or 2% on a year to year basis as the 2005 expense included the costs related to the formation of the holding company. Other factors affecting this category include the increased cost of complying with Sarbanes-Oxley Section 404 and increased expenditures for legal services. Other general and administrative costs increased by $77,000, or 11%, versus the year-earlier due to increased costs of postage, delivery, insurance, OCC assessments, FDIC deposit insurance and office supplies.

Provision for Income Taxes

Income tax expenses of $472,000 were recorded during 2006 compared to an income tax benefit of $1,491,000 that was recorded in 2005. During the prior year, the Company recognized the benefit of the deferred tax assets including the net operating loss carry-forwards for GAAP purposes. The tax benefit recorded was the result of reversing the previously established valuation allowance for deferred taxes. This action was taken after completing an analysis of the Company’s current operating income and future earnings potential. The analysis revealed that the potential for continued profitability will more likely than not generate sufficient operating income to realize the deferred tax asset created during the early years of the Bank’s existence. Projections for continued levels of profitability are reviewed quarterly and any necessary adjustments to the deferred tax assets are recognized in the provision or benefit for income taxes. At December 31, 2006, the Company had approximately $1.0 million in net operating loss carry forwards available to offset future taxable earnings, if any, under current Federal tax laws. Net operating loss carry forwards are available for a period of up to 20 years to offset taxable income in those years. As the Company continues to generate taxable income in the future this utilization of carry-forwards will continue to reduce income taxes paid until the $1.0 million is exhausted.

FINANCIAL CONDITION

Overview

Total assets at December 31, 2006, amounted to $281.4 million compared to $249.4 at December 31, 2005, a $32.0 million or 13% increase. Approximately 97% of the total assets at year-end 2006 were held in earning assets, with total loans equaling $200.7 million (an 11% increase) and investment securities equaling $70.9 million (a 39% increase). At December 31, 2005, earning assets equaled approximately 97% of total assets, with total loans equaling $180.8 million, investment securities totaling $51.1 million and interest bearing cash equivalents totaling $9.7 million. The aggregate of deposits and borrowed funds equaled $258.2 million at December 31, 2006, a 12% increase since the $230.7 million level at December 31, 2005.

Loans

The loan portfolio included approximately $110.7 million in commercial real estate, $15.1 million in residential real estate, $62.2 million in commercial and industrial loans and $12.7 million in consumer loans as of December 31, 2006. On December 31, 2005, the loan portfolio was comprised of $91.5 million in commercial real estate, $15.3 million in residential real estate, $59.0 million in commercial and industrial loans and $15.0 million in consumer loans. The 11% increase in loan balances from year to year is the result of the application of the Company’s strategy of continued focus on growing the loan portfolio from within the Company’s market area, which primarily covers a substantial portion of Worcester County. Continued growth of the loan portfolio is dependent upon management’s assessment of risks and opportunities in its future lending activities in addition to a variety of competitive and economic factors.

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$15,048	7.51%	$15,278	8.46%	$17,392	11.65%	$21,273	20.03%	$5,546	11.18%
Commercial	110,693	55.25	91,497	50.69	78,571	52.61	47,986	45.18	21,332	42.99
Total real estate loans	125,741	62.75	106,775	59.16	95,963	64.26	69,259	65.21	26,878	54.17
Commercial loans	61,931	30.91	58,681	32.51	41,180	27.57	31,758	29.90	20,712	41.74
Consumer loans	12,710	6.34	15,030	8.33	12,197	8.17	5,199	4.89	2,026	4.08
Total loans	200,382	100.00%	180,486	100.00%	149,340	100.00%	106,216	100.00%	49,616	100.00%
Net deferred loan fees	286		362		353		420		199
Allowance for losses	(2,807)		(2,615)		(2,025)		(1,413)		(756)
Loans, net	$197,861		$178,233		$147,668		$105,223		$49,059

The table on the next page sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

December 31, 2006 (Dollars in thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$23,236	$6,247	$427	$29,910
More than one to five years	32,791	10,694	310	43,795
More than five years	69,714	44,990	11,973	126,677
Total	$125,741	$61,931	$12,710	$200,382

Interest rate terms on amounts due after one year:
Fixed-rate loans	$32,602	$18,103	$3,909	$54,614
Adjustable-rate loans	69,903	37,581	8,374	115,858
Total	$102,505	$55,684	$12,283	$170,472

Investment Securities

The Company views the investment portfolio both as a means of generating earnings and as a source of liquidity. The portfolio at year-end was comprised primarily of government and agency securities and mortgage backed securities. At December 31, 2006, approximately $8.0 million of the portfolio was scheduled to mature within one year and $59.3 million after one year. Approximately $13.0 million of the portfolio securities are subject to calls prior to final maturity. During 2006, the company purchased $11.0 million of mortgage-backed securities. The average years-to-maturity of the mortgage-backed securities portfolio at December 31, 2006 was 16.5 years.

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government agencies	$19,956	$19,807	$21,159	$20,766	$17,152	$17,052
Mortgage-backed securities	34,852	34,775	19,135	18,827	16,816	16,797
Total available-for-sale	54,808	54,582	40,294	39,593	33,968	33,849

Securities held-to-maturity:
U.S. Government agencies	3,997	3,970	4,982	4,944	4,002	4,048
Mortgage-backed securities	5,114	5,046	4,103	4,036	-	-
Municipals	3,352	3,384	-	-	-	-
Other bonds	50	50	25	25	-	-
Total held-to-maturity	12,513	12,450	9,110	9,005	4,002	4,048
Total	$67,321	$67,032	$49,404	$48,598	$37,970	$37,897

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2006. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2006 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
U.S. Government agencies	$5,958	5.20%	$10,976	5.23%	$954	5.22%	$1,919	5.72%	$19,807	5.27%
Mortgage-backed securities	-	-	-	-	-	-	34,774	5.58	34,774	5.58
Total available-for-sale	5,958	5.20	10,976	5.23	954	5.22	36,694	5.59	54,582	5.47

Securities held-to-maturity:
U.S. Government agencies	$1,997	5.11%	$2,000	5.19%	-	-	-	-	$3,997	5.15%
Mortgage-backed securities	-	-	-	-	3,702	5.35	1,412	5.38	5,114	5.36
Municipals	-	-	-	-	-	-	3,352	4.20	3,352	4.20
Other bonds	-	-	50	4.95	-	-	-	-	50	4.95
Total held-to-maturity	1,997	5.11	2,050	5.18	3,702	5.35	4,764	4.58	12,513	4.99
Total	$7,955	5.18%	$13,026	5.22%	$4,656	5.33%	$41,458	5.47%	$67,095	5.38%

Cash and Cash Equivalents

Cash and cash equivalents amounted to $6.7 million at December 31, 2006 compared to $15.0 million at December 31, 2005.

Liabilities

Deposits

At December 31, 2006, total deposits amounted to $191.8 million compared to $189.5 million at December 31, 2005, a $2.3 million or 1% increase. Competitive pricing pressures and the float or inverted yield curve interest rate environment caused a migration from deposits to higher cost categories. During 2006, management instituted strategies designed to lessen the Company’s reliance on high cost deposit products. The maturity structure of the certificate of deposit portfolio was shortened whenever possible by altering product pricing and offerings. Short-term borrowed funds have been increased to fund the growth of total assets. This strategy will remain in place until such time as the yield curve returns to a more traditional slope. Certificates of deposits increased $21.3 million (up by 21%) and equaled $124.1 million at December 31, 2006; personal and commercial savings, money market and NOW accounts shrank by $19.0 million to equal $43.2 million (a significant portion of this volume decline stayed within the Company but moved to the certificate of deposit portfolio), demand deposits accounts increased slightly (by $68,000) and equaled $24.5 million or 12.8% of total deposits. Of the total certificates of deposit, 97% or approximately $120.0 million are scheduled to mature in 2007. Demand deposits, savings, money market and NOW accounts are considered core deposits. To attract new core depositors, the Company conducts deposit promotion campaigns comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions. These programs, in conjunction with the opening of two new branches in 2006, are expected to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross-sell other deposit and loan products and services, as well as build a solid base of core deposits.

December 31, 2006 (Dollars in thousands)	Certificates of Deposit
Maturity Period
Three months or less	$48,090
Over three through six months	51,065
Over six through twelve months	20,888
Over twelve months	4,075
Total	124,118

Borrowings

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7,732,000. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%. The current interest rate is 7.21% and the next repricing date is June 15, 2007. A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter. At December 31, 2006, $5,946,000 in overnight securities under agreement to repurchase issued through a customer deposit sweep product were outstanding. The interest rate was 4.88% per annum.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Maximum amount outstanding at any month-end during the period:
FHLB advances	$59,500	$34,500	$27,000
Average amount outstanding during the period (1):
FHLB advances	$43,687	$30,107	$18,602
Weighted average interest rate during the period (1):
FHLB advances	4.37%	3.32%	2.74%
Balance outstanding at end of period:
FHLB advances	$52,250	$33,500	$27,000
Weighted average interest rate at end of period:
FHLB advances	4.62%	3.61%	2.99%
_____________________
(1) Averages are based on daily balances.

Capital Resources

The FRB, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2006, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital. A minimum requirement of 4.0% of Tier 1 leverage capital is also mandated. On December 31, 2006, the Tier 1 leverage capital ratio for the Company and the Bank was 9.36% and 8.53%, respectively. At December 31, 2006, the Bank is categorized as “Well capitalized” as defined by federal regulators.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Policies Related to the Accrual of Interest Income

The Company and the Bank normally recognize income on earning assets on the accrual basis, which calls for the recognition of income when earned, rather than when it is collected. The Bank’s policy is to classify a loan 90 days or more past due with respect to principal or interest as a non-accruing loan, unless the ultimate collectibility of principal and interest is assured. Income accruals are suspended on all non-accruing loans, and all the previously accrued and uncollected interest is typically charged against current income. A loan remains on non-accrual status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollected and is charged off against the allowance for loan losses. In those cases where a non-accruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings. The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate. Foreclosed property is recorded at its estimated fair value, less any estimated costs to sell. Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as expenses in other non-interest expense in the statement of operations.

	December 31,
(Dollars in thousands)	2006		2005		2004		2003		2002
Nonaccrual loans:	$		$		$		$		$
Residential real estate		-		-		-		-		-
Commercial real estate		-		151		-		-		-
Construction		-		-		-		-		-
Commercial		67		1,136		-		47		-
Consumer		-		-		-		-		-
Total		67		1,287		-		47		-

Accruing loans past due 90 days or more:		-		-		-		-		-
Total of nonaccrual and 90 days or more past due loans		67		1,287		-		47		-

Other nonperforming assets		-		-		-		-		-
Total nonperforming assets		67		1,287		-		47		-
Troubled debt restructurings		-		-		-		-		-
Troubled debt restructurings and total nonperforming assets		$67		$1,287		$-		$47		$-

Total nonperforming loans to total loans		0.03%		0.71%		-		0.04%		-
Total nonperforming loans to total assets		0.02%		0.52%		-		0.03%		-
Total nonperforming assets and troubled debt restructurings to total assets		0.02%		0.52%		-		0.03%		-

Interest income that would have been recorded for the year ended December 31, 2006, had nonaccruing loans been current according to their original terms amounted to $9,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2006.

Loan Portfolio Monitoring

The Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank, subject to certain limitations. The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank’s portfolio, and sets loan authority limits for each lender. These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience. Loan requests that exceed that lender’s authority require the approval of either the President or the Officers’ Loan Committee. All extensions of credit over a dollar threshold to any one borrower, or related party interest, are reviewed and approved by the Executive Committee of the Bank’s Board of Directors.

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

Allowance for Loan Losses

The Allowance for Loan Losses (the “ALL”) is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date. The Bank reviews the adequacy of the ALL at least quarterly. The methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio. This assessment incorporates a broad range of factors including previous loss experience, if any, asset quality trends, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and the estimated fair value of collateral. Losses are charged against the ALL when management believes that the collectibility of principal is doubtful. To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through a provision or credit to earnings. As part of the Bank’s analysis of specific credit risk, extensive reviews are done on problematic credits when identified on the watch and non-performing assets lists. At December 31, 2006, $1,026,000 of loans accruing interest were past due more than 30 days and no loans accruing interest were past due 90 days or more. One loan in the amount of $67,000 was on non-accrual status, yet the entire amount is guaranteed for repayment by the Small Business Administration.

The ALL consists of three components:

Allocated Allowances - represents management’s assessment of potential losses associated with problem loan relationships over a certain size identified on the watch list and non-performing asset list. Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan’s original effective interest rate. When the difference between the fair value of the collateral (if the loan is collateral dependent) or the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific reserve.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans
Residential real estate	$27	7.5%	$34	8.4%	$52	11.6%	$57	19.9%	$15	11.1%
Commercial real estate	1,624	55.2	1,352	50.7	1,073	52.6	792	45.0	334	42.8
Commercial	1,107	31.0	1,174	32.6	826	27.7	538	30.2	390	42.0
Consumer	49	6.3	55	8.3	74	8.1	26	4.9	17	4.1
Total allowance for loan losses	$2,807	100.0%	$2,615	100.0%	$2,025	100.0%	$1,413	100.0%	$756	100.0%

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and its results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established its allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing its loan portfolio, will not require the Company to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect its financial condition and results of operations.

	December 31,
(Dollars in thousands	2006	2005	2004		2003	2002
Allowance at beginning of period	$2,615	$2,025	$1,413		$756	$42

Provision for loan losses	216	590	612		659	714
Charge offs:
Residential real estate loans	-	-	-		-	-
Commercial real estate loans	-	-	-		-	-
Commercial loans	(13)	-	-		-	-
Consumer loans	(12)	-	-		(2)	-
Total charge-offs	(25)	-	-		(2)	-

Recoveries	1	-	-		-	-
Net charge-offs	(24)	-	-		(2)	-

Allowance at end of period	$2,807	$2,615	$2,025		$1,413	$756

Allowance to nonperforming loans	41.9 X	2.0 X	(*	)	30.1 X	(*	)
Allowance to total loans outstanding at the end of the period	1.40%	1.45%	1.35%		1.33%	1.52%
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	-	-		0.00%	-
(*) The Company had no nonaccrual loans at the end of 2004 and 2002

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

Changes in Net Interest Income and Return on Assets
(over a two-year period)	as of November 30, 2006
Change in Interest Rates During Year One	Net Interest Income	Percent Change	Change in Return on Assets

200 basis point rise	8,050	(8.45%)	(0.12%)
Flat-rate scenario	8,793
100 basis point decline	8,995	2.31%	0.04%
200 basis point decline	9,710	10.44%	0.26%

Change in Interest Rates During Year Two	Net Interest Income	Percent Change	Change in Return on Assets

200 basis point rise	8,467	(13.62%)	(0.17%)
Flat-rate scenario	9,802
100 basis point decline	10,590	8.04%	0.15%
200 basis point decline	10,969	11.91%	0.31%

Changes in Net Interest Income and Return on Assets
(over a two-year period)	as of November 30, 2005
Change in Interest Rates During Year One	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	9,049	1.30%	(0.02%)
100 basis point rise	9,142	2.34%	0.05%
Flat-rate scenario	8,933
200 basis point decline	8,742	(2.14%)	0.00%

Change in Interest Rates During Year Two	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	9,858	(3.78%)	(0.11%)
100 basis point rise	10,489	2.38%	0.04%
Flat-rate scenario	10,245
200 basis point decline	10,288	0.42%	0.04%

Through the use of a computerized modeling system maintained by outside consultants, the potential effect on the Company’s net interest income (“NII”) of possible changes in interest rates, in rising and declining scenarios is determined and evaluated by ALCO. This evaluation is performed each quarter based upon the Company’s financial data as of February, May, August and November. ALCO has established a maximum limit for the change in net interest income over a twelve-month period. This limit requires that NII for the projected next twelve-month period will not be reduced by more than 5% for every 100 basis point (given a gradual ramp) change in interest rates. In addition, the limits require that the projected Return on Assets (“ROA”) for the next twelve months will not be reduced by more than 10 basis points for every 100 basis point (given a gradual ramp) change in interest rates. Exceptions to the tolerance limits will be considered “significant” when measurements for both NII and ROA are beyond the tolerance limits. The Company’s most recent model simulation reflects a 2.31% improvement in NII and a 4 basis point increase in ROA if market rates decline by 100 basis points, a 10.44% improvement in NII and a 26 basis point increase in ROA if market rates decline by 200 basis points and a 8.45% reduction in NII and a 12 basis point reduction in ROA if market rates increase by 200 basis points over a one year period. These magnitudes of change fall with the ALCO established limits for NII and ROA for the projected next twelve months. The following table depicts the potential effect on the Company’s net interest income of various possible changes in interest rates, in both rising and declining scenarios, over a two-year period.

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

During the past year, the Company’s expectations for potential changes in the interest rate environment have changed and the company’s balance sheet structure has also changed in reaction to market conditions, as well as the implementation of management’s balance sheet growth strategies. Accordingly, a year ago the simulation of the Company’s net interest income was based upon different interest rate assumptions (rates were more likely to increase than now) and a different balance sheet structure (maturities of liabilities were longer term). Accordingly, comparisons between most recent simulation and that of a year ago reveal that the current balance sheet is more favorably positioned to benefit from a decline in market interest rates than it was one year ago, yet the results of both simulations were within the risk tolerance limits established by the Board of Directors.

The following table depicts the potential effect on the company’s net interest income of various possible changes in interest rates, both in rising and declining scenarios, for a two-year period forecast as of November 30, 2005. At that time, the Company’s simulation reflected a 2.1% reduction in NII and zero change in ROA if market rates decline by 200 basis points and a 2.3% improvement in NII and a five basis point increase in ROA if market rates increased by 100 basis points.

The model that is used to perform the simulation (the results of which are depicted above) assumes a gradual parallel shift of the yield curve over twenty-four months and reprices every interest bearing asset and liability on the Company’s balance sheet. The model uses contractual repricing dates for variable products; contractual maturities for fixed-rate products, and product-specific assumptions for deposits such as NOW Accounts and Money Market Accounts that are subject to repricing based on current market conditions. Investment securities with call provisions will be examined on an individual basis in each rate environment to estimate the likelihood of a call.

The Company could enter into interest rate swap, cap or floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable deposits rise or rates on variable rate loans decline. No interest rate swap, cap or floor contracts were entered into during the years ended December 31, 2006 or 2005.

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

LIQUIDITY AND CAPITAL RESOURCES MANAGEMENT

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand and/or deposit withdrawal demand, and to meet other business opportunities that require cash. Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowings, deposit generation and earnings. Additionally, the Company’s investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Company. The portfolio is fairly liquid, with a weighted average life of 4.6 years, and is available to be used as a source of funds, if needed. Eighty-one percent of the portfolio is held as available-for-sale. Including the effect of potential calls on specific investments, the weighted average life of the portfolio is 3.6 years.

Approximately $13.9 million in capital was generated during the Bank’s initial stock offering. At December 31, 2001, capital had reduced to $12.3 million due to the effects of organizational costs and operating losses. The net loss recorded during 2002 further reduced the capital to $9.5 million as of December 31, 2002. During 2003, the Bank recorded losses during the first three calendar quarters and recorded a small net profit during the calendar quarter ending December 31st. For the full year 2003 a net loss of $1,156,000 was recorded however the Bank became profitable during the fourth calendar quarter. The Bank recorded a profit of $286,000 for the year 2004. Additionally, during 2003, the Bank conducted a subscription rights and community offering to raise additional capital to support further growth as was planned in the original business plan. This offering resulted in the issuance of 721,581 additional shares of common stock and provided net proceeds of $6.5 million. The offering also resulted in the issuance of warrants to purchase 180,395 shares of common stock at a price of $11.00 per share at any time on or before September 30, 2006. As of the warrant expiration date, 170,566 shares had been issued as a result of warrant exercises providing additional capital of $1.9 million. Net Income during 2005 and 2006 amounted to $2,565,000 and $636,000 respectively. The resulting stockholders’ equity at December 31, 2006 equaled $20.2 million. This level of capital does not include the $7.5 million of trust preferred securities issued by the Company in 2005, of which approximately $6.7 million may be treated as capital for bank regulatory purposes. Under application provisions of federal banking law, the Company must meet specific quantitative capital requirements. See Item I, “Description of Business” and “Notes to Consolidated Financial Statements, Note 12.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Bank issues financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2006, these financial instruments included commitments to originate loans, unused lines of credit and secured lines of credit totaling $72.8 million; $11.1 million of which involved original maturities in excess of one year. In addition, the Company had issued letters of credit totaling $3.1 million at December 31, 2006. For further information see “Notes to Financial Statements, Note 10 (a) Financial Instruments with Off-Balance Sheet Risk.”

For the year ended December 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Bank has entered into a five year contract with Fiserv Solutions, Inc. for data processing and item processing services. The contract term ends on October 1, 2010. The minimum amount due under the terms of the contract is $100,000 per year. See “Notes to Financial Statements, Note 10 (f) Data Processing Service Agreements.”

The Bank has entered into certain lease arrangements for its headquarters and branch facilities. These lease obligations include commitments for payments amounting to $6.6 million in the aggregate during the lives of the leases. See “Notes to Financial Statements, Note 10 (b) Lease Commitments”.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments and Hedging Activities. (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired of issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact the statement will have on the financial statements and believes that, when adopted, will not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States and requires certain disclosures about fair value measurements. FAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy of three levels based on the inputs to valuation techniques used to measure fair value. Required disclosures will focus on the inputs used to measure fair value, fair value measurements, and the effects of the measurements in the financial statements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application allowed. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognitions threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate the adoption of FIN 48 will materially impact its financial statements upon adoption on January 1, 2007.

ITEM 7 - FINANCIAL STATEMENTS

The information required by this item 7 is contained on pages F-1 to F-25 of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of the Company’s principal accountants during the Company’s two most recent fiscal years.

ITEM 8A - CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information relating to the directors of the Company, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-KSB and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics, which includes specific requirements for the Chief Executive Officer, the Chief Financial Officer and all other employees with financial reporting responsibilities. A copy of the code of ethics is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Company’s website at www.commonwealthworcester.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 10 - EXECUTIVE AND DIRECTOR COMPENSATION

For information regarding executive compensation the section entitled“Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following schedule provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	252,305	$ 11.77	146,095

Equity compensation plans not approved by security holders	-	-	-

Total	252,305	$ 11.77	146,095

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13 - EXHIBITS

Exhibit No.	Description
3.1	Articles of Association(1)
3.2	Bylaws(1)
4.1	Common Stock Certificate(2)
10.1	Lease for 33 Waldo Street, Worcester, Massachusetts
10.2*	Amended and Restated Stock Option Plan(3)
10.3	Lease for 67 Millbrook Street, Worcester, Massachusetts(4)
10.4*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Charles R. Valade(5)
10.5*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Martha A. Dean(5)
10.6*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and William M Mahoney(5)
10.7*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Christine Trifari(5)
10.8*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Andrea J. White(5)
21.0	Subsidiaries of Small Business Issuer
23.0	Consent of KPMG LLP
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
_____________________________________________________________________________________________
* Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
(2)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.
(3)	Incorporated by reference in this document to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2007.
(4)	Incorporated by reference in this document to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.
(5)	Incorporated herein by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on May 22, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CNB Financial Corp. (the Company) and its and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 123(R), Share-Based Payment, using the modified prospective transition method effective January 1, 2006.

/s/ KPMG LLP

Boston, Massachusetts
March 22, 2007

CNB FINANCIAL CORP.

Consolidated Balance Sheets
As Of December 31, 2006 and 2005
	2006	2005
ASSETS
Cash and Cash Equivalents	$6,736,000	$14,971,000
Investment Securities Available-for-Sale, (Amortized
Cost of $54,808,000 as of December 31, 2006 and
$40,294,000 as of December 31, 2005) (Note 3)	54,582,000	39,593,000

Investment Securities Held To Maturity, (Fair Value of
$12,450,000 as of December 31, 2006 and $9,005,000
as of December 31, 2005) (Note 3)	12,513,000	9,110,000

Federal Reserve Bank Stock (Note 3)	700,000	508,000
Federal Home Loan Bank Stock (Note 3)	3,070,000	1,870,000

Loans (Note 4)	200,668,000	180,848,000
Less-Allowance for Loan Losses (Note 4)	(2,807,000)	(2,615,000)

Loans, Net	197,861,000	178,233,000

Premises and Equipment, Net (Note 5)	2,521,000	1,774,000
Accrued Interest Receivable	1,297,000	971,000
Deferred Tax Asset (Note 8)	1,553,000	2,056,000
Prepaid Expenses and Other Assets	531,000	325,000
	$281,364,000	$249,411,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 6)	$191,807,000	$189,452,000
Federal Home Loan Bank Advances (Note 7)	52,250,000	33,500,000
Federal Funds Purchased	500,000	-
Subordinated Debentures (Note 7)	7,732,000	7,732,000
Securities Under Agreement to Repurchase	5,946,000	-
Accrued Expenses and Other Liabilities	2,958,000	1,501,000
Total Liabilities	261,193,000	232,185,000

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock Par Value: $1.00 per share as of December 31, 2006 and 2005
Shares Authorized: 10,000,000 as of December 31, 2006 and 2005
Issued and Outstanding: 2,283,000 and 2,113,000 as of December 31, 2006 and 2005, respectively	2,283,000	2,113,000
Additional Paid-in Capital	20,154,000	18,314,000
Accumulated Deficit	(2,151,000)	(2,787,000)
Accumulated Other Comprehensive Loss	(115,000)	(414,000)
Total Stockholders’ Equity	20,171,000	17,226,000
	$281,364,000	$249,411,000
See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Operations
For the Years December 31, 2006 and 2005
	2006	2005

Interest and Divided Income:
Interest and Fees on Loans	$13,863,000	$10,636,000
Interest and Dividends on Investments	3,107,000	1,944,000
Total Interest and Dividend Income	16,970,000	12,580,000

Interest Expense:
Interest Expense on Deposits	6,046,000	3,853,000
Interest Expense on Borrowings	2,526,000	1,024,000
Total Interest Expense	8,572,000	4,877,000

Net Interest Income	8,398,000	7,703,000

Provision for Loan Losses (Note 4)	216,000	590,000

Net Interest Income, After Provision
for Loan Losses	8,182,000	7,113,000

Other Income:
Fees on Deposit Accounts	215,000	249,000
Loan Related Fees	214,000	173,000
Other	114,000	39,000
Security Gains	5,000	-
Total Other Income	548,000	461,000

Operating Expenses:
Employee Compensation and Benefits	4,160,000	3,381,000
Occupancy and Equipment	1,160,000	1,033,000
Professional Fees	628,000	640,000
Marketing and Public Relations	480,000	403,000
Data Processing Expenses	387,000	313,000
Other General and Administrative Expenses	807,000	730,000
Total Operating Expenses	7,622,000	6,500,000

Income Before Income Taxes	1,108,000	1,074,000

Income Taxes Expense (Benefit) (Note 8)	472,000	(1,491,000)
Net Income	$636,000	$2,565,000

Net Income per Basic Share	$0.29	$1.21
Net Income per Diluted Share	$0.29	$1.19
Weighted Average Shares - Basic	2,173,000	2,112,000
Weighted Average Shares - Diluted	2,221,000	2,152,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	2,111,000	$10,556,000	$9,851,000	$(5,352,000)	$(71,000)	$14,984,000

Net Income				2,565,000	-	2,565,000
Other Comprehensive Loss
Unrealized Losses on Securities Available-for-Sale, net of Deferred Taxes of $238,000					(343,000)	(343,000)
Total Comprehensive Income						2,222,000

Exercise of Employee Stock Options	2,000	8,000	8,000			16,000
Exercise of Warrants	-	2,000	2,000			4,000
Exchange of Shares upon formation of holding company (Note 1)		(8,453,000)	8,453,000			-

Balance, December 31, 2005	2,113,000	2,113,000	18,314,000	(2,787,000)	(414,000)	17,226,000

Net Income				636,000	-	636,000
Other Comprehensive Loss
Unrealized Gains on Securities Available-for-Sale, net of Deferred Taxes of $176,000					299,000	299,000
Total Comprehensive Income						935,000
Share-based Compensation			140,000			140,000
Exercise of Warrants	170,000	170,000	1,700,000			1,870,000

Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	$(2,151,000)	$(115,000)	$20,171,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

Cash Flows from Operating Activities:	2006	2005
Net Income	$636,000	$2,565,000
Adjustments to reconcile Net Income to Net Cash Used in Operating Activities-
Share-Based Compensation	140,000
Provision for Loan Losses	216,000	590,000
Increase in net Deferred Loan Costs	(64,000)	(19,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	309,000	336,000
Deferred Tax Expense (Benefit)	329,000	(1,644,000)
Gain on Sale of Securities	(5,000)	-
Changes in Assets and Liabilities-
Increase in Accrued Interest Receivable	(326,000)	(262,000)
Increase in Other Assets	(206,000)	(101,000)
Increase in Accrued Expenses and Other Liabilities	1,457,000	696,000

Net Cash Provided by Operating Activities	2,486,000	2,161,000

Cash Flows from Investing Activities:
Purchases of Investment Securities Held-to-Maturity	(3,377,000)	(8,445,000)
Purchases of Investment Securities Available-for-Sale	(27,276,000)	(10,002,000)
Principal Payments on Mortgage Backed Securities (CMOs)	4,944,000	3,998,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	1,000,000	3,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	2,000,000	-
Purchase of Federal Reserve Stock and FHLBB Stock	(1,393,000)	(502,000)
Sale of Securities Available-for-Sale	4,860,000	-
Loan Originations, net of Principal Repayments	(19,780,000)	(31,136,000)
Purchases of Premises and Equipment	(1,120,000)	(98,000)

Net Cash Used in Investing Activities	(40,142,000)	(43,185,000)

Cash Flows from Financing Activities:
Advances from FHLBB	88,100,000	17,000,000
Repayment of FHLBB Advances	(69,350,000)	(10,500,000)
Federal Funds Purchased	500,000	-
Securities Under Agreement to Repurchase	5,946,000	-
Net Increase in Deposits	2,355,000	32,427,000
Issuance of Subordinated Debentures	-	7,732,000
Common Stock Issuance	1,870,000	20,000

Net Cash Provided by Financing Activities	29,421,000	46,679,000

Net (Decrease) Increase in Cash and Cash Equivalents	(8,235,000)	5,655,000

Cash and Cash Equivalents, Beginning of the Period	14,971,000	9,316,000

Cash and Cash Equivalents, End of the Period	$6,736,000	$14,971,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$6,923,000	$4,482,000
Taxes Paid	$222,000	$141,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

(1)	ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company. Its wholly owned subsidiary Commonwealth National Bank (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts. The Bank has a branch office at One West Boylston Street, Worcester, Massachusetts; 564 Main Street, Shrewsbury, Massachusetts; 701 Church Street, Northbridge, Massachusetts; 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts. The bank intends to request regulatory approvals for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by the Federal Reserve Board. The Bank is subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure. The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001.

The holders of common stock of the Bank immediately prior to the reorganization received one share of common stock of the Company in exchange for each share of common stock of Bank held by them. Outstanding certificates representing shares of common stock of Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company. The par value of the common stock changed from $5 for the Bank’s common to $1 for the Company’s common stock. The holders of Bank options and warrants immediately prior to the reorganization are entitled to receive one option or warrant to acquire shares of the common stock of CNB Financial Corp. for each Bank option or warrant then held by them on the same terms and conditions.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material inter-company transactions have been eliminated in consolidation. The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at December 31, 2006, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to its unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining the allowance for loan losses and assessing the recoverability of deferred tax assets.

Cash and Cash Equivalents

For purpose of the statement of cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks, federal funds sold and securities purchased under the agreement to resell, all of which mature within ninety days. At December 31, 2006, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

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

Any security that management believes has experienced a decline in value, which is deemed other than temporary, is reduced to its estimated fair value by a charge to operations. Realized gains and losses on security transactions are computed using the specific identification method. Dividend and interest income, including amortization of premiums and discounts, is included in interest income. Discounts and premiums related to debt securities are amortized using the effective interest rate method. The Company did not have any derivative financial instruments as of December 31, 2006 and 2005.

Loans

The Company grants commercial and residential mortgages, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts. The ability of the Company’s debtors to honor their contracts is dependant upon the real estate values and general economic conditions in this area.

Loans are stated at the amount of unpaid principal, adjusted for the allowance for loan losses and net loan origination fees. Loan origination fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan yield over the contractual life of the loan. When loans are sold or fully repaid, the unamortized fees and costs are recognized in operations.

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

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans, which are evaluated in the aggregate, according to the Company’s normal loan review process, including overall credit evaluation, non-accrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

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

Premises and Equipment

Buildings, leasehold improvements, furniture, fixtures, software, computers and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the asset. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the estimated useful lives of the assets or the related lease term. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred.

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

Stock Option Plan

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees”. No compensation cost was recognized for stock options for the periods ended on or prior to December 31, 2005, as options granted during those periods had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment” recognizing the grant-date fair value of share-based compensation using the modified prospective transition method. The impact of the Company adopting such accounting can be seen in Note 9, Stock Based Plans of these Notes to Consolidated Financial Statements.

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

	2006	2005
Net Income	$636,000	$2,565,000
Weighted Average Shares
Basic Shares	2,173,000	2,112,000
Effect of Dilution	48,000	40,000
Diluted Shares	2,221,000	2,152,000
Net Income Per Share
Basic EPS	$0.29	$1.21
Effect of Dilution	(0.00)	(0.02)
Diluted Shares	$0.29	$1.19

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

(3)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity by contractual maturity, with gross unrealized gains and losses, at December 31, 2006 and 2005 are shown below. Expected maturities may differ from contractual maturities because issuers of these securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
US Government agencies Due within one year	$6,000,000	$-	$(42,000)	$5,958,000
Due after one year through five years	11,162,000	-	(186,000)	10,976,000
Due after five years through ten years	930,000	24,000	-	954,000
Due after ten years	1,864,000	55,000	-	1,919,000
Mortgage-backed Securities (including CMOs)
Due after ten years	34,852,000	250,000	(327,000)	34,775,000
	$54,808,000	$329,000	$(555,000)	$54,582,000
Held-to-maturity:
US Government agencies
Due within one year	$1,997,000	$-	$(4,000)	$1,993,000
Due after one year through five years	2,000,000	-	(23,000)	1,977,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,702,000	3,000	(38,000)	3,667,000
Due after ten years	1,412,000	-	(33,000)	1,379,000
Municipals
Due after ten years	3,352,000	34,000	(2,000)	3,384,000
Other Bonds Due after one year through five years	50,000	-	-	50,000
	$12,513,000	$37,000	(100,000)	$12,450,000

Total Investment Securities	$67,321,000	$366,000	$(655,000)	$67,032,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006
	2005
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
US Government agencies
Due within one year	$1,999,000	$-	$(30,000)	$1,969,000
Due after one year through five years	19,160,000	-	(363,000)	18,797,000
Mortgage-backed Securities (including CMOs)
Due after ten years	19,135,000	26,000	(334,000)	18,827,000
	$40,294,000	$26,000	$(727,000)	$39,593,000
Held-to-maturity:
US Government agencies
Due within one year	$1,001,000	$2,000	$-	$1,003,000
Due after one year through five years	3,981,000	-	(40,000)	3,941,000
Mortgage-backed Securities (including CMOs)
Due after ten years	4,103,000	-	(67,000)	4,036,000
Other Bonds Due after one year through five years	25,000	-	-	25,000
	$9,110,000	$2,000	(107,000)	$9,005,000

Total Investment Securities	$49,404,000	$28,000	$(834,000)	$45,598,000

At December 31, 2006 and 2005, the Bank had callable investment securities of $11,091,000 and $14,161,000, respectively, in the available-for-sale category and $1,997,000 and $3,981,000, respectively, in the held-to-maturity category.

At December 31, 2006 and 2005, investment securities carried at amortized cost of $47,700,000 and $26,006,000, respectively, (fair value of $47,343,000 and $25,496,000, respectively), were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”) and is required to invest in $100 par value stock of the FHLBB. The Bank must invest in FHLBB stock in an amount equal to 0.35% of certain assets of the Bank (a minimum of $500) plus 4.5% of the Bank’s outstanding FHLBB advances and other activity with the FHLBB. As and when such stock is redeemed, the Bank will receive an amount equal to the par value of the stock. At December 31, 2006, $52,250,000 of advances from the FHLBB were outstanding (See Note 7) and the Bank held $3,070,000 in FHLBB stock.

The Bank is a member of the Federal Reserve Bank of Boston (the “FRBB”) and is required to invest in $100 par value stock of the FRBB in an amount equal to six percent of the Bank’s capital and surplus (one-half of the amount of the Bank’s subscription is paid to the FRBB and the remaining half is subject to call by the FRBB). As and when such stock is redeemed, the Bank will receive an amount equal to the amount paid in. At December 31, 2006, the Bank held $700,000 in FRBB stock.

Other Than Temporarily Impaired Securities

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2006 and 2005.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

	2006
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)

US Government Agencies	$994	$(6)	$19,911	$(248)	$20,905	$(254)
Mortgage Backed Securities	3,942	(10)	14,962	(389)	18,904	(399)
Municipals	622	(2)	-	-	622	(2)

Total Temporarily Impaired Securities	$5,558	$(18)	$34,873	$(637)	$40,431	$(655)

	2005
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)

US Government Agencies	$12,981	$(145)	$12,158	$(288)	$25,139	$(433)
Mortgage Backed Securities	15,697	(327)	3,050	(74)	18,747	(401)

Total Temporarily Impaired Securities	$28,678	$(472)	$15,208	$(362)	$43,886	$(834)

The Company had investment securities with an aggregate book value of $35,510,000 and $15,208,000 that have been in a continuous loss position for twelve months or more at December 31, 2006 and 2005, respectively. The aggregate unrealized loss for these securities equaled $637,000 and $362,000 at December 31, 2006 and 2005, respectively. The unrealized loss on investments is caused by changes in the interest rate environment. The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them to be other-than-temporarily impaired at December 31, 2006.

During 2006, the Company sold investment securities that had been held in the available-for-sale category. Proceeds from the sale transactions amounted to $4,860,000. Included in the transaction were $37,000 in gross realized gains and $32,000 in gross realized losses.

(4)	LOANS

Major classifications of loans at December 31 follow:

	2006	2005
Commercial and Industrial	$62,217,000	$59,043,000
Commercial Real Estate	110,693,000	91,497,000
Residential Real Estate	15,048,000	15,278,000
Consumer	12,710,000	15,030,000
Total loans	200,668,000	180,848,000
Less-Allowance for Loan Losses	(2,807,000)	(2,615,000)
Total Loans, net	$197,861,000	$178,233,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At December 31, 2006, no loans accruing interest were past due 90 days or more and $67,000 of loans were on non-accrual status. At December 31, 2005, no loans accruing interest were past due 90 days or more and $1,287,000 of loans were on non-accrual status. Net deferred costs totaled $297,000 and $367,000 at December 31, 2006 and 2005, respectively.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

As of December 31, 2006 and 2005, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	2006		2005
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans
Valuation Allowance Required	$67,000	$3,000	$1,287,000	$91,000
No Valuation Allowance Required	-	-	-	-
Total	$67,000	$3,000	$1,287,000	$91,000

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $207,000 and $261,000 respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

In the ordinary course of business, the Bank may make loans to directors and officers, including their families and companies with which they are affiliated. Such loans are made under normal credit terms, including interest rates and collateral prevailing at the time for comparable transactions with other persons and do not represent more than normal credit risk. An analysis of the aggregate loan activity to these related parties for the year ended December 31, 2006 is as follows:

Balance, Beginning of Year	$9,734,000
New Loans Granted During the Year	3,130,000
Less-Repayments	(6,717,000)
Balance, End of Year	$6,147,000

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2006	2005
Balance, Beginning of Year	$2,615,000	$2,025,000
Provision for Loan Losses	216,000	590,000
Less: Loans Charged-off	(24,000)	-
Balance, End of Year	$2,807,000	$2,615,000

(5)	PREMISES AND EQUIPMENT

A summary of the Bank’s premises and equipment at December 31 follows:

	2006	2005	Estimated Useful Lives
Buildings	$639,000	$639,000	40 years
Leasehold Improvements	1,196,000	591,000	Lesser of useful life or remaining term of the lease
Software and Equipment	1,228,000	941,000	5 years
Computers	344,000	235,000	3 years
Furniture and Fixtures	225,000	192,000	10 years
Projects in Process	164,000	79,000	N/A
Total	3,796,000	2,677,000
Less-Accumulated Depreciation and Amortization	(1,275,000)	(903,000)
Net Premises and Equipment	$2,521,000	$1,774,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

Depreciation expense for the year ended December 31, 2006 and 2005 was $380,000 and $337,000, respectively and is classified as occupancy and equipment expense in the accompanying Consolidated Statement of Operations.

(6)	DEPOSITS

A summary of deposits at December 31 follows:

	2006	2005
Demand Deposits	$24,478,000	$24,410,000
Savings and NOW Accounts	43,211,000	62,244,000
Certificates of Deposit	124,118,000	102,798,000
Total Deposits	$191,807,000	$189,452,000

Certificates of deposit of $100,000 and over totaled $48,524,000 and $37,608,000 at December 31, 2006 and 2005, respectively. Certificates of deposit of under $100,000 totaled $75,594,000 and $65,190,000 at December 31, 2006 and 2005, respectively.

The following is a summary of original maturities of certificates of deposits at December 31, 2006:
2007	$120,043,000
2008	1,479,000
2009	2,353,000
2010	44,000
2011 and beyond	199,000
Total	$124,118,000

(7)	Borrowings

Advances from the FHLBB at December 31, 2006 and 2005, have the following maturities:

($ thousands)	2006		2005
Year ending December 31:	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2006			$13,750	3.42%
2007	$35,000	4.88%	8,500	3.66
2008	4,500	3.89	4,500	3.89
2009	5,250	4.37	3,250	3.70
2010	500	3.97	500	3.97
2011 and beyond	7,000	4.04	3,000	3.70
Total	$52,250	4.62%	$33,500	3.61%

Under terms of a blanket collateral agreement, advances from the FHLBB are collateralized by qualifying first mortgages.

Subordinated debt at December 31, 2006 consists of subordinated debentures payable to the company’s unconsolidated special purpose entity, Commonwealth National Bank Statutory Trust I that issued trust preferred securities to a pooled investment vehicle on December 16, 2005. The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly. The current interest rate is 7.20% and the next repricing date is June 15, 2007. A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

At December 31, 2006 the Company had borrowed $500,000 of overnight federal funds purchased at a rate of 5.50%. No federal funds purchased were outstanding at December 31, 2005.

Securities under agreement to repurchase at December 31, 2006 equaled $5,946,000 and were generated by the customer deposit overnight sweep product. The overnight rate paid on December 31, 2006 was 4.88%. Since this product was introduced during 2006 there were zero securities under agreement to repurchase at December 31, 2005.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

(8)	INCOME TAXES

The components of federal and state income tax expense for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Current Expense:
Federal Expense	$26,000	$-
State Expense	119,000	153,000
Total Current Expense	145,000	153,000
Deferred Expense:
Federal Expense	353,000	367,000
State Benefit	(26,000)	(211,000)
Change in Valuation Allowance	-	(1,800,000)
Total Deferred Expense (Benefit)	327,000	(1,644,000)
Income Tax Expense (Benefit)	$472,000	$(1,491,000)

A reconciliation of federal income tax expense to the amount computed by applying the statutory federal income tax rate to loss before federal income tax for the years ended December 31, 2006 and 2005 follows:

	2006	2005
Pre-Tax Income	$1,108,000	$1,074,000
Expected Federal Tax at 34%	377,000	365,000
State Tax, net of Federal	61,000	(39,000)
Change in Valuation Allowance	-	(1,800,000)
Other	34,000	(17,000)
Total Income Tax Expense (Benefit)	$472,000	$(1,491,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 follow:

	2006	2005
Deferred Income Tax Assets
Allowance for Loan Loss	$1,149,000	$1,070,000
Start-Up Costs	-	65,000
Net Operating Loss	340,000	783,000
Unrealized Loss on Investment Securities	111,000	287,000
Other	94,000	88,000
Gross Deferred Tax Asset	1,694,000	2,293,000
Valuation Allowance	-	-
Net Deferred Tax Asset	1,694,000	2,293,000
Deferred Income Tax Liabilities
Depreciation	141,000	237,000
Gross Deferred Liabilities	141,000	237,000
Net Deferred Taxes	$1,553,000	$2,056,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

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

Initial operating losses, coupled with recent periods of profitable operations, have resulted in available tax loss carry-forwards of approximately $1.0 million. These carry-forwards expire in 2025 and are subject to review and possible adjustment by the Internal Revenue Service. The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year under certain circumstances, including significant changes in ownership interests. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. A deferred tax asset valuation allowance is required to reduce the potential tax benefit when it is more likely than not that all or some portion of the potential benefit will not be realized due to the lack of sufficient taxable income in the carry-forward period. It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax asset. Therefore, no valuation allowance was deemed necessary at December 31, 2006 or 2005. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(9)	STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the Plan) for employees and directors of the Bank. The Compensation Committee of the Board of Directors administers the Plan, which has authorized 400,000 shares for grant (as amended on May 19, 2005). Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant. The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date. On June 6, 2006, the Board of Directors authorized the granting of the 59,250 shares at the then fair market value of $13.00 per share to the employees of the Bank under the provisions of this Plan.

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

A summary of the status of the Company’s stock option plan as of December 31, 2006 and changes during the years ended on December 31, 2006 and 2005 appears on the following page:

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

	2006		2005
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at Beginning of Year	196,055	$11.41	151,100	$9.78
Granted	59,250	13.00	49,350	12.75
Forfeited	(3,000)	12.05	(2,795)	13.14
Exercised	-	-	(1,600)	9.63
Outstanding at End of Year	252,305	$11.77	196,055	$11.41

Issued in 2002 (Expire April 30, 2012)	62,150	$10.00	62,650	$10.00
Issued in 2003 (Expire April 17, 2013)	34,175	9.00	34,525	9.00
Issued in 2004 (Expire April 15, 2014)	50,425	13.50	50,875	13.50
Issued in 2005 (Expire April 21, 2015)	47,290	12.75	48,005	12.75
Issued in 2006 (Expire June 6, 2016)	58,265	13.00
Total Shares and Average Exercise Price	252,305	11.77	196,055	11.41
Weighted Average Remaining Life	7.4 years		7.7 years

Options Exercisable at Year End	124,815	$10.76	76,967	$10.35

Fair Value of Options Granted During the Year	$3.74		$3.21

The following table summarizes the Company’s activities with respect to its stock option plan for the year 2006:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant DateFair Value
Outstanding at January 1, 2006	196,055	$11.41
Granted	59,250	13.00		$3.74
Exercised	-
Forfeited	3,000	12.05
Outstanding at December 31, 2006	252,305	$11.77	7.35 years	$2.96
Exercisable at December 31, 2006	124,815	$10.76	6.19 years	$2.47

The aggregate intrinsic value of the options exercisable and outstanding at December 31, 2006 equals $308,000 and $747,000, respectively. Total compensation costs associated with the unvested options outstanding at December 31, 2006 equals $326,000 and will be recognized over an average of 1.8 years.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, eliminating pro forma disclosure as an alternative. The cost is measured based on the grant-date fair value of the equity or liability instruments issued.

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation expense recognized during the twelve months ended December 31, 2006 equaled $140,000 and reflected (a) compensation expense for all share-based awards granted prior to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based awards involving 59,250 options were granted by the Company during 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at December 31, 2006.

Dividend yield	2.7%
Expected volatility	35.0%
Risk free interest rate	3.6%
Expected lives	6.0 years

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the twelve-month period ended December 31, 2005:

2005
Net Income, as reported	$2,565,000
Pro forma total share-based compensation as if Statement 123 had been applied (zero tax rate)	(72,000)
Pro-forma Net Income for the 2005 period	$2,493,000

Earnings per share:
Basic-as reported	$1.21
Basic-pro forma	$1.18

Diluted-as reported	$1.19
Diluted-pro forma	$1.16

Weighted Average Shares Outstanding	2,112,000
Weighted Average Diluted Shares Outstanding	2,152,000

Warrants

On November 19, 2001, certain of the initial investors in the Bank were issued 92,500 warrants, each of which was able to purchase one share of common stock of the Bank for each share of the Corporation that was originally purchased. These warrants become exercisable in one-third annual increments beginning one year from the date of issuance. The warrants have a ten-year life and are exercisable for $10.00 per share. As of December 31, 2006, none of the organizers’ warrants had been exercised.

The Bank’s 2003 capital stock offering included the issuance of 721,581 warrants to purchase an aggregate of 180,395 common shares. The warrants expired on September 30, 2006. Upon the reorganization of the Bank into a holding company structure all outstanding warrants were assumed and restated by the Company on the same terms and conditions as were the Bank’s. All shares of common stock of the Bank which remained available through the exercise of warrants on the date of reorganization were converted into the same number of warrants for shares of common stock of the Company. Four warrants were required to purchase one common share. Fractional shares were not issued in connection with the exercise of warrants. The exercise price of the warrants was $11.00 per whole share. As of the expiration date of the warrants, a total of 682,264 warrants had been exercised resulting in the issuance of 170,566 common shares.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

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

Financial instruments with off-balance-sheet risk at December 31, 2006 and 2005 follow:

	2006	2005
Commitments to Originate Loans	$ 36,252,000	$ 27,914,000
Unused Lines of Credit	9,997,000	7,107,000
Secured Commercial Lines of Credit	26,504,000	20,619,000
Letters of Credit	3,122,000	3,457,000

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

(b)	Lease Commitments

The following is a schedule of future minimum lease payments for non-cancelable lease obligations as of December 31, 2006:

Year Ending December 31,
2007	$ 519,000
2008	533,000
2009	536,000
2010	540,000
2011	536,000
Thereafter	3,944,000
Total Future Minimum Lease Payments	$ 6,608,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

(c)	Employment Agreements

The Company does not have any written employment contracts with any executive officers, all of whom are employees at will. The Bank has entered into change of control agreements with each of the five Executive Officers which would provide for severance pay in the event a change in control occurred.

(d)	Legal Proceedings

Various legal claims may arise from time to time in the ordinary course of business. At December 31, 2006, no such claims existed which, in the opinion of management, would have a material effect on the Company’s consolidated financial statements.

(e)	Officer Life Insurance

The Bank owns term life insurance policies insuring members of senior management. The Bank is the beneficiary under these policies. Officer life insurance costs for the years ended December 31, 2006 and 2005 were $3,000 and $3,000 respectively.

(f)	Data Processing Service Agreements

The Bank has entered into a contract for data and items processing services with Fiserv Solutions, Inc. The contract agreement originally was schedule to expire on November 19, 2006; however, it was amended on October 1, 2005 and extended for a period ending on October 1, 2010. The Bank has the right to terminate the agreement with 60 days notice to Fiserv Solutions, Inc. Annual minimum charges per the Fiserv agreement for the entire remaining term are $100,000. Total fees to be paid may be the same as or exceed the minimum fee depending on transaction volume during the remaining term of the contract.

(11)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, as well as the methods and significant assumptions used to estimate the fair value of its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active observable market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

FHLBB Advances

The fair value of the FHLBB advances is based on the discounted value of cash flows applying interest rates currently being offered for similar instruments.

Federal Funds Purchased

The fair value of federal funds purchased is determined by estimating future cash flows and discounting them using interest rates currently available on similar borrowings.

Securities Under Agreement to Repurchase

The fair value of federal funds purchased is determined by estimating future cash flows and discounting them using interest rates currently available on similar borrowings.

Subordinated Debentures

The fair value of subordinated debentures approximates book value due to the three-month repricing nature of these instruments.

Commitments to Extend Credit and Commercial and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties. The fair value of these fees at December 31, 2006 and 2005 was immaterial to the consolidated financial statements as a whole.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows at December 31, 2006 and 2005:

	2006		2005
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$6,736	$6,736	$14,971	$14,971
Securities Available-for-Sale	54,582	54,582	39,593	39,593
Securities Held-to-Maturity	12,513	12,450	9,110	9,005
Federal Reserve Bank Stock	700	700	508	508
Federal Home Loan Bank Stock	3,070	3,070	1,870	1,870
Loans, Net	197,861	195,481	178,233	177,289
Accrued Interest Receivable	1,297	1,297	971	971

Financial Liabilities
Deposits
Demand Deposits	24,478	24,483	24,410	24,410
Savings and NOW Accounts	43,211	43,211	62,244	62,244
Certificates of Deposit	124,118	123,889	102,798	102,169
FHLBB Advances	52,250	51,570	33,500	32,778
Federal Funds Purchased	500	500	-	-
Securities Under Agreements to Repurchase	5,946	5,946	-	-
Subordinated Debentures	7,732	7,732	7,732	7,732
Accrued Interest Payable	2,258	2,258	609	609

(12)	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum amounts and ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At December 31, 2006, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

The Company	Actual		For Capital Adequacy Purposes
December 31, 2006	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$28,805,000	13.43%	> $17,159,000	> 8.00%
Tier 1 Capital (to Risk Weighted Assets)	26,125,000	12.18	8,579,000	4.00
Tier 1 Leverage Capital (to Average Assets)	26,125,000	9.36	11,158,000	4.00

The Bank	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provisions

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$26,477,000	12.36%	>$17,138,000	>8.00%	>$21,423,000	>10.00%
Tier 1 Capital (to Risk Weighted Assets)	23,797,000	11.11	8,569,000	4.00	12,854,000	6.00
Tier 1 Leverage Capital (to Average Assets)	23,797,000	8.53	11,158,000	4.00	13,948,000	5.00

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

The Company	Actual		For Capital Adequacy Purposes
December 31, 2005	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$$24,331,000	12.97%	>$15,004,000	>8.00%
Tier 1 Capital (to Risk Weighted Assets)	21,987,000	11.72	7,502,000	4.00
Tier 1 Leverage Capital (to Average Assets)	21,987,000	9.46	9,297,000	4.00

The Bank	Actual		For Capital Adequacy Purposes		To be “Well Capitalized” Under Prompt Corrective Action Provisions
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$24,042,000	12.84%	>$14,983,000	>8.00%	>$18,729,000	>10.00%
Tier 1 Capital (to Risk Weighted Assets)	21,698,000	11.59	7,492,000	4.00	11,238,000	6.00
Tier 1 Leverage Capital (to Average Assets)	21,698,000	9.35	9,286,000	4.00	11,608,000	5.00

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

(13)	CNB FINANCIAL CORP. ONLY FINANCIAL STATEMENTS

Balance Sheet	2006	2005

ASSETS
Total Cash and Due From Banks	$3,078,000	$1,969,000
Total Investment in Subsidiary	24,825,000	23,049,000
Prepaid Taxes	26,000	-
	$27,929,000	$25,018,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$-	$35,000
Accrued Interest Payable on Subordinated Debentures	26,000	21,000
Due to Subsidiary	-	4,000
Subordinated Debentures	7,732,000	7,732,000
Total Liabilities	$7,758,000	$7,792,000

Stockholders’ Equity:
Total Stockholders’ Equity	20,171,000	17,226,000
	$27,929,000	$25,018,000

Statement of Operations

Total Income	$-	$-

Operating Expenses:
Interest Expense	525,000	21,000
Legal	61,000	54,000
Other General and Administrative Expenses	115,000	14,000
Total Operating Expenses	701,000	89,000

Loss Before Equity in Undistributed Income of Subsidiary	(701,000)	(89,000)
Equity in Undistributed Income of Subsidiary	1,337,000	2,654,000
Net Income	$636,000	$2,565,000

CNB Financial Corp. was formed December 16, 2005.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2006

Statement of Cash Flows

Cash Flows from Operating Activities:	2006	2005
Net Income	$636,000	$2,565,000
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities-
(Increase) decrease in Other Assets	(26,000)	-
Increase (decrease) in Accrued Expenses and Other Liabilities	(34,000)	60,000
Equity in Undistributed Income of Subsidiary	(1,337,000)	(2,654,000)

Net Cash Used in Operating Activities	(761,000)	(29,000)

Cash Flows from Investing Activities:
Capital Investment in Bank Preferred Stock	-	(5,500,000)
Investment in CNB Interim Bank	-	(2,000)

Net Cash Used in Investing Activities	-	(5,502,000)

Cash Flows from Financing Activities:
Issuance of Subordinated Debentures	-	7,500,000
Exercise of Warrants	1,870,000	-

Net Cash Provided by Financing Activities	1,870,000	7,500,000

Net Increase in Cash and Cash Equivalents	1,109,000	1,969,000

Cash and Cash Equivalents, Beginning of the Period	1,969,000	-

Cash and Cash Equivalents, End of the Period	$3,078,000	$1,969,000

CNB Financial Corp. was formed December 16, 2005.

The Statement of Stockholders’ Equity for the parent company is identical to the Consolidated Statement of Stockholders’ Equity which appears on page F-5

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

By: /s/ Charles R. Valade
Dated: March 22, 2007	Charles R. Valade, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Valade		March 22, 2007
Charles R. Valade	President

/s/ William M. Mahoney		March 22, 2007
William M. Mahoney	Treasurer and CFO

Robert D. Ansin	Director

/s/ Gerald D. Cohen		March 22, 2007
Gerald D. Cohen	Director

/s/ Cary J. Corkin		March 22, 2007
Cary J. Corkin	Director

/s/ Lawrence J. Glick		March 22, 2007
Lawrence J. Glick	Director

/s/ Stephen J. Granger		March 22, 2007
Stephen J. Granger	Director

/s/ George L. Kaplan		March 22, 2007
George L. Kaplan	Director

/s/ John P. Lauring		March 22, 2007
John P. Lauring	Director

S-1

Signature	Title	Date

/s/ Ralph D. Marois		March 22, 2007
Ralph D. Marois	Director

/s/ Henry T. Michie		March 22, 2007
Henry T. Michie	Director

/s/ Harris L. MacNeill		March 22, 2007
Harris L. MacNeill	Director

/s/ Richard J. Noonan		March 22, 2007
Richard J. Noonan	Director

/s/ Claire A. O’Connor		March 22, 2007
Claire A. O’Connor	Director

/s/ Bryan T. Rich		March 22, 2007
Bryan T. Rich	Director

/s/ J. Robert Seder		March 22, 2007
J. Robert Seder	Director

S-2