Form 10QSB
period 2007-03-31
CNB Financial Corp.
filed 2007-05-10
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to ______

Commission file number: 000-51685

CNB Financial Corp.
(Exact name of small business issuer as specified in its charter)

Massachusetts	20-3801620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Waldo Street, P.O. Box 830, Worcester, MA 01613-0830
(Address of principal executive offices)

(508) 752-4800
(Issuer’s telephone number)

Not Applicable
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
Yes [ ] No [X]

At May 1, 2007, the registrant had 2,283,208 shares of $1.00 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

PART II - OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

ASSETS	March 31,	December 31,
	2007	2006

Cash and Cash Equivalents	$7,521,000	$6,736,000
Investment Securities Available-for-Sale, (amortized cost of $53,630,000 as of March 31, 2006 and $54,808,000 as of December 31, 2006) (Note 4)	53,644,000	54,582,000
Investment Securities Held-to-Maturity, (fair value of $10,220,000 as of March 31, 2006 and $12,450,000 as of December 31, 2006) (Note 4 )	10,244,000	12,513,000
Federal Reserve Bank Stock	736,000	700,000
Federal Home Loan Bank Stock	3,052,000	3,070,000

Loans	207,447,000	200,668,000
Less: Allowance for Loan Losses	(2,843,000)	(2,807,000)
Loans, Net	204,604,000	197,861,000

Premises and Equipment, Net	2,562,000	2,521,000
Accrued Interest Receivable	1,420,000	1,297,000
Deferred Tax Asset	1,431,000	1,553,000
Prepaid Expenses and Other Assets	611,000	531,000
	$285,825,000	$281,364,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$186,408,000	$191,807,000
Federal Home Loan Bank Advances	61,250,000	52,250,000
Federal Funds Purchased	-	500,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	7,300,000	5,946,000
Accrued Expenses and Other Liabilities	2,722,000	2,958,000
Total Liabilities:	265,412,000	261,193,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of March 31, 2007 and December 31, 2006
Issued and Outstanding: 2,283,000 as of March 31, 2007 and December 31, 2006	2,283,000	2,283,000
Additional Paid-in Capital	20,193,000	20,154,000
Accumulated Deficit	(2,092,000)	(2,151,000)
Accumulated Other Comprehensive Income (Loss) (net of taxes)	29,000	(115,000)
Total Stockholders' Equity	20,413,000	20,171,000
	$285,825,000	$281,364,000
(unaudited)

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended

	March 31,
	2007	2006
Interest and Dividend Income:
Interest and Fees on Loans	$3,752,000	$3,171,000
Interest and Dividends on Investments	864,000	635,000

Total Interest and Dividend Income	4,616,000	3,806,000

Interest Expense:
Interest Expense on Deposits	1,686,000	1,232,000
Interest Expense on Borrowings	896,000	407,000

Total Interest Expense	2,582,000	1,639,000

Net Interest Income	2,034,000	2,167,000

Provision for Loan Losses	30,000	84,000

Net Interest Income, After Provision for Loan Losses	2,004,000	2,083,000

Other Income:
Fees on Deposit Accounts	50,000	52,000
Loan Related Fees	41,000	34,000
Other	28,000	32,000
Total Other Income	119,000	118,000

Operating Expenses:
Employee Compensation and Benefits	1,090,000	1,003,000
Occupancy and Equipment	354,000	264,000
Professional Fees	140,000	166,000
Marketing and Public Relations	92,000	120,000
Data Processing Expense	124,000	90,000
Other General and Administrative Expenses	228,000	183,000
Total Operating Expense	2,028,000	1,826,000

Income Before Taxes	95,000	375,000

Income Taxes	36,000	159,000
Net Income	$59,000	$216,000

Net Income per Basic Share	$0.03	$0.10
Net Income per Diluted Share	$0.03	$0.10

Weighted Average Shares - Basic	2,283,000	2,114,000
Weighted Average Shares - Diluted	2,313,000	2,191,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	($2,151,000)	($115,000)	$20,171,000

Net Income				59,000		59,000
Other Comprehensive Loss
Unrealized Gains on Securities Available-for-Sale,					144,000	144,000
net of Deferred Taxes of $94,000
Total Comprehensive Income						203,000

Share-based Compensation			39,000			39,000

Balance, March 31, 2007	2,283,000	$2,283,000	$20,193,000	($2,092,000)	$29,000	$20,413,000

Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	($2,787,000)	($414,000)	$17,226,000

Net Income				216,000		216,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale,					(176,000)	(176,000)
net of Deferred Taxes of $122,000
Total Comprehensive Income						40,000
Share-based Compensation			33,000			33,000
Exercise of Warrants	1,000	1,000	11,000			12,000
Balance, March 31, 2006	2,114,000	$2,114,000	$18,358,000	($2,571,000)	($590,000)	$17,311,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
	Three Months Ended

	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$59,000	$216,000
Adjustments to reconcile Net Income to Net Cash Provided by (Used in) Operating Activities-
Share-based Compensation	39,000	33,000
Provision for Loan Losses	30,000	84,000
Decrease in net Deferred Loan Costs	4,000	7,000
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	80,000	85,000
Increase in Accrued Interest Receivable	(123,000)	(169,000)
Increase in Other Assets	(53,000)	(27,000)
Decrease in Accrued Expenses and Other Liabilities	(237,000)	(276,000)

Net Cash Used in Operating Activities	(201,000)	(47,000)

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	-	(997,000)
Purchase of Investment Securities Available-for-Sale	-	(4,033,000)
Principal Payments on Mortgage Backed Securities (CMOs)	1,473,000	959,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	2,000,000	-
Purchase of Federal Reserve Stock and FHLBB Stock	(18,000)	(174,000)
Loan Originations, net of Principal Repayments	(6,777,000)	(3,103,000)
Purchases of Premises and Equipment	(147,000)	(173,000)

Net Cash Used in Investing Activities	(3,469,000)	(7,521,000)

Cash Flows from Financing Activities:
Advances from FHLBB	46,000,000	6,500,000
Repayment of FHLBB Advances	(37,000,000)	(5,500,000)
Federal Funds Purchased	(500,000)	-
Securities Under Agreement to Repurchase	1,354,000	-
Net (Decrease) Increase in Deposits	(5,399,000)	3,972,000
Common Stock Issuance	-	12,000

Net Cash Provided by Financing Activities	4,455,000	4,984,000

Net Increase (Decrease) Cash and Cash Equivalents	785,000	(2,584,000)

Cash and Cash Equivalents, Beginning of the Period	6,736,000	14,971,000

Cash and Cash Equivalents, End of the Period	$7,521,000	$12,387,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1. ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company. Its wholly owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts. The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts. The Bank has branch offices at One West Boylston Street, Worcester, Massachusetts, 564 Main Street, Shrewsbury, Massachusetts, 701 Church Street in Northbridge, Massachusetts, 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts. The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area. The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board. The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

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

2. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three-month periods ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company transactions have been eliminated in consolidation. The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at March 31, 2007, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I. Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public. The Company has one reportable operating segment. The results of operations for the three-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the Bank’s lending areas. The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in the consolidated financial statements.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company’s adopted FIN 48 on January 1, 2007. The Company did not record any adjustments to the consolidated financial statements as a result of the adoption of FIN 48. The Company recognizes accrued interest and penalties, if applicable, in income tax expense.

The Company and its subsidiaries file a consolidated federal income tax return in the United States and separate income tax returns in Massachusetts. The Company’s federal and state income tax returns filed for 2002 and prior are no longer subject to examination by the federal or state jurisdictions.

4. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at March 31, 2007 are as follows:

2007
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
US Government agencies Due within one year	$6,000,000	$-	$(17,000)	$5,983,000
Due after one year through five years	10,162,000	-	(134,000)	10,028,000
Due after five years through ten years	1,933,000	29,000	(2,000)	1,960,000
Due after ten years	1,867,000	65,000	-	1,932,000
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	2,671,000		(65,000)	2,606,000
Due after ten years	30,997,000	296,000	(158,000)	31,135,000
	$53,630,000	$390,000	$(376,000)	$53,644,000
Held-to-maturity:
US Government agencies
Due within one year	$-	$-	$-	$-
Due after one year through five years	2,000,000	-	(17,000)	1,983,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	1,354,000	-	(27,000)	1,327,000
Due after ten years	3,488,000	14,000	(27,000)	3,475,000
Municipals
Due after ten years	3,352,000	34,000	(1,000)	3,385,000
Other Bonds Due after one year through five years	50,000	-	-	50,000
	$10,244,000	$48,000	(72,000)	$10,220,000
Total Investment Securities	$63,874,000	$438,000	$(488,000)	$63,864,000

5. LOANS

Major classifications of loans at March 31, 2007 and December 31, 2006 follow:

	March 31,	December 31,
	2007	2006
Commercial and Industrial	$58,643,000	$62,217,000
Commercial Real Estate	120,525,000	110,693,000
Residential Real Estate	15,805,000	15,048,000
Consumer	12,474,000	12,710,000
Total loans	207,447,000	200,668,000
Less—Allowance for loan losses	(2,843,000)	(2,807,000)
Total loans, net	$204,604,000	$197,861,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts. The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans. At March 31, 2007, no loans accruing interest were past due 90 days or more and $214,000 of loans were on non-accrual status. Net deferred costs totaled $293,000 and $297,000 at March 31, 2007 and December 31, 2006, respectively.

A summary of changes in the allowance for loan losses for the three-month period ended March 31, 2007 and 2006 follows:

	2007	2006
Balance, beginning of year	$2,807,000	$2,615,000
Provision for loan losses	30,000	84,000
Recoveries	6,000	-
Less: Loans charged-off	-	-
Balance as of March 31,	$2,843,000	$2,699,000

6. STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the “Plan”) for employees and directors of the Bank. The Compensation Committee of the Board of Directors administers the Plan (as amended on May 19, 2005 and March 22, 2007), which has authorized 400,000 shares for grant. Both incentive stock options and non-qualified stock options may be granted under the Plan. The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant. The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan. All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company. Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company. Awards of 69,670 shares with a fair value of $3.24 were granted during the first three months of 2007. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at March 31, 2007.

Dividend yield	2.75%
Expected volatility	35.00%
Risk free interest rate	3.78%
Expected lives	6.0 years

7. EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended March 31,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,114,000
Dilutive securities	29,000	77,000

Weighted-average shares outstanding—Diluted	2,313,000	2,191,000

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. For the three months ended March 31, 2007 and 2006, options outstanding totaling 226,000 and 51,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8. LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at March 31, 2007 follow:

Commitments whose contract amounts represent credit risk-
Commitments to originate loans	$35,260,000
Unused lines of credit	9,591,000
Secured commercial lines of credit	27,714,000
Letters of Credit	3,141,000

9. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2007 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below. At March 31, 2007, the Bank is categorized as “Well Capitalized” as defined by federal regulations. There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

	Company		Bank		Minimum Capital	For Bank to be “Well Capitalized” under prompt corrective action
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Requirements	provisions
Leverage Ratio	$26,260	9.35%	$23,959	8.53%	4.00%	5.00%
Tier 1 risk-based ratio	26,260	12.07%	23,959	11.02%	4.00%	6.00%
Total risk-based ratio	28,980	13.32%	26,679	12.27%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank, N.A. (the “Bank”), a national bank with six full-service branches located in the greater Worcester, Massachusetts area. The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

General

The operating results of the Company and the Bank depend primarily upon net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net earnings are also affected by non-interest income and non-interest expense, such as compensation and benefits, occupancy and equipment expense, and other operating expenses.

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties. These forward looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; competition; and significant changes in accounting, tax or regulatory practices or requirements. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 and Note 3 to the consolidated financial statements of this Form 10-QSB. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained on page 12 of this Form 10-QSB regarding the provision and allowance for loan losses.

New Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments and Hedging Activities. (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired of issued in fiscal years beginning after September 15, 2006. FAS 155 did not have a material impact on the Company’s financial condition or results of operations.

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

Results of Operations

Overview

The Company recorded net income of $59,000 for the first three months of 2007, as compared to $216,000 for the first quarter of 2006. Diluted earnings per share were $0.03 and $0.10 for the first quarter of 2007 and 2006, respectively. Pre-tax income equaled $95,000 and $375,000 for the first quarter of 2007 and 2006, respectively. The reduction in pre-tax net income compared to the same quarter of last year was predominantly due to an 11% increase in total operating expenses caused by the addition of two branch facilities during the latter part of 2006 and a 6% reduction in net interest income caused by a narrowing of the net interest margin, the effects of which were partially offset by a 64% reduction in the provision for loan losses. Book value per share was $8.94 at March 31, 2007, an increase of $0.10 from the book value per share of $8.84 at December 31, 2006.

Analysis of Net Interest Income

Net interest income is the difference between the income the Company earns on interest-earning assets such as loans and investments and the interest the Company pays for its deposits and borrowed funds. As the Company’s primary source of earnings, net interest income will fluctuate with interest rate movements. To lessen the impact of changes in interest rates, the Company endeavors to structure the balance sheet so that there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-earning assets in order to match the variability of interest rates paid on the Company’s deposits and other interest-bearing liabilities. Imbalance among interest earning assets and interest-bearing liabilities at any point in time constitutes interest rate risk.

Net interest income equaled $2,034,000 for the three-month period ended March 31, 2007 compared to $2,167,000 for the three-month period ended March 31, 2006. The following table depicts the condensed quarterly averages of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or cost of funds for the three-month period ended March 31, 2007 compared to the three months ended March 31, 2006. The difference between asset yields and the cost of funds equals the net interest spread. The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin. The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Comparing the first quarter of 2007 to the same period of 2006, the Company’s net interest margin declined to 3.04% from the year earlier period’s 3.66% as a result of the difficult interest rate environment in the 2007 period which was characterized by an inverted yield curve. Asset yields increased by 44 basis points from period to period as the Company’s balance sheet responded to the higher level of the prime rate versus the year-earlier period. During the 2007 period, the prime rate equaled 8.25% while during the first calendar quarter of 2006 the prime rate averaged 7.43% and equaled 7.75% at March 31, 2006. The same impact is noted in the cost of funds where short-term rates are higher than during the year earlier period and are higher than current long term rates. The cost of savings, NOWs and money market accounts is unchanged from the year earlier period but the cost of time deposits has increased by 143 basis points. This increase in the cost of time deposits was caused, in part, as balances migrated to the shorter maturity but higher cost categories. Also the cost of borrowed funds increased by 105 basis points from the 2006 period to the 2007 period. The subordinated debentures carried an average rate of 7.20% during the first quarter of 2007 compared to a rate of 6.35% during the corresponding quarter of 2006. Partially offsetting the negative effects of the interest rate environment upon net interest income was the impact of growth of the balance sheet from period to period. Since stockholders’ equity grew at a faster rate than total assets (17% versus 14%), less growth of deposits and borrowed funds were necessary to fund earning assets. Going forward, we see no appreciable improvement in the rate environment and expect management of the net margin to remain a challenge.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2007 and 2006
	Three Months Ended			Three Months Ended

(Dollars in Thousands)	March 31, 2007			March 31, 2006
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$203,918	$3,753	7.46%	$180,943	$3,171	7.11%
Investments, Fed Funds and Int. Bearing Balances	70,170	882	5.10%	59,408	636	4.34%
Total Interest Earning Assets	274,088	$4,635	6.86%	240,351	$3,807	6.42%

Allowance for Loan Losses	(2,814)			(2,662)
Cash and Due from Banks	4,995			5,097
Premises and Equipment	2,544			1,844
Other Assets	3,310			3,378
Total Assets	$282,123			$248,008

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$41,694	$191	1.86%	$55,630	$255	1.86%
Time Deposits	120,020	1,495	5.05%	109,563	977	3.62%
Borrowed Funds	64,841	761	4.76%	31,511	288	3.71%
Subordinated Debentures	7,500	135	7.20%	7,500	119	6.35%
Total Interest Bearing Liabilities	234,055	2,582	4.47%	204,204	1,639	3.26%
Demand Deposits	25,204			24,952
Total Deposits and Borrowed Funds	259,259	2,582	4.04%	229,156	1,639	2.90%

Other Liabilities	2,647			1,630
Stockholders' Equity	20,217			17,222
Total Liabilities and Stockholders' Equity	$282,123			$248,008

Net Interest Income		$2,053			$2,168
Interest Rate Spread			2.82%			3.52%
Net Yield on Interest Earning Assets
(Net Interest Margin)			3.04%			3.66%

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a provision for loan losses amounting to $30,000 during the first calendar quarter of 2007 compared to an $84,000 provision that was added to the allowance during the same period of 2006. At March 31, 2007, the level of non-performing loans equaled $214,000 versus $67,000 at December 31, 2006. No loans were charged off and $6,000 of recoveries were recorded during the three-months ended March 31, 2007. The amount necessary to be provided to the reserve was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the increased loan portfolio volume. At March 31, 2007, the allowance for loan losses equaled 1.37% of total loans. Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees. Total other income equaled $119,000 for the three-month period ended March 31, 2007, an increase of 1% compared to $118,000 in the first quarter of 2006. The majority of the increase related to increased activity involving mortgage loan origination and document preparation fees.

Operating Expense

Operating expense, alternatively known as non-interest expense, in the first quarter of 2007 totaled $2,028,000, an increase of 11%, as compared to the first quarter of 2006. Employee compensation and benefits expense increased 9% to $1,090,000 due to staff additions required primarily for the two new branches and staff merit increases. The impacts of both were partially offset by a reduction in the amount accrued for employee incentive bonuses during the first three months of 2007. Occupancy and equipment expenses increased by $90,000, or 34%, as the number of branches increased from four to six. Professional fees totaled $140,000, a 16% decrease since the first quarter of 2006. This decrease was caused by reductions in legal fees and lower costs associated with the origination of loans. Marketing and public relations declined by $28,000, or 23%, compared to the prior year period to a level of $92,000 as a result of fewer advertising placements in the local print, radio and outdoor media. Data processing expense increased by $34,000, or 37%, over the prior year period to a level of $124,000 as a result of increased costs associated with data security as well as the increased numbers of loan and deposit accounts maintained on the data processing systems. Other general and administrative expenses increased by $45,000, or 25%, to $228,000 due to increases in FDIC insurance premium, telephone and delivery expenses. The FDIC premium assessments increased for all banks, however, since this bank was not opened until 2001, it will not receive the assessment credit expected to be received by most of the banking industry. The increases in telephone and delivery expenses were the direct result of the increase in the number of branches during the 2007 period as compared to the 2006 period.

Income Taxes

For the three-month period ended March 31, 2007, the company recorded income tax expense of $36,000, equivalent to an effective rate of 37%. During the same period of 2006, the Company recorded income tax expense of $159,000, equivalent to an effective rate of 42%. The improvement in the effective tax rate is attributable to an increased level of tax advantaged income as a percentage of taxable income. The increase in tax advantaged income is primarily the result of increased investments in tax advantaged municipal securities.

Financial Condition

Overview

Total assets were $285,825,000 at March 31, 2007, compared to $281,364,000 at December 31, 2006, an increase of $4.5 million or 2%.

Loans

Loan portfolio increases of $6.8 million since December 31, 2006 were recorded in commercial real estate (increased by $9.8 million) and residential real estate (increased by $0.8 million). Commercial and industrial loans declined by $3.6 million and loans to consumers declined by $0.2 million since December 31, 2006. The allowance for loan losses increased to $2,843,000 during the first quarter of 2007 as a result of a $30,000 provision charge to earnings. Non-performing loans at March 31, 2007 equaled $214,000 (0.1% of loans) compared to $67,000 at December 31, 2006. No loans were charged-off during the three months ended March, 31, 2007 and $6,000 of losses recorded in 2006 were recovered. At March 31, 2007, the allowance for loan losses equaled 1.37% of total loans versus 1.40% at December 31, 2006. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses. In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions. In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for the potential of future losses on currently unfunded loan commitments. At March 31, 2007, this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $53,644,000 at March 31, 2007, a decrease of $0.9 million, or 2%, from December 31, 2006 due to normal amortization. Investment securities classified as held-to-maturity were $10,244,000 at March 31, 2007, a decrease of $2.3 million, or 18%, from December 31, 2006 as a result of maturities and normal amortization. Given the current interest rate environment, the Company has decided to redeploy investment securities portfolio cash flows to the growth of the loan portfolio.

Short-term Investments

Cash and cash equivalents increased by $0.8 million during the quarter to equal $7,521,000 at March 31, 2007. The increased amount was held in overnight federal funds sold, which equaled $2.9 million at March 31, 2007.

Deposits

Deposits are the Bank’s primary source of funds; however the current interest rate environment caused management to allow total deposits to decline during the quarter ended March 31, 2007 by offering less than competitive pricing for maturing time deposits. Total deposits were reduced to $186.4 million at March 31, 2007, a $5.4 million decrease from total deposits at December 31, 2006. The Company increased borrowed funds during the quarter to replace the deposit outflow and to support continued asset growth as the Bank continued to leverage its capital base. The deposit portfolio decreases occurred in certificates of deposits ($8.4 million decrease) and demand deposit accounts ($0.9 million decrease). Partially offsetting these declines was growth in the aggregate of personal and commercial money market, NOW accounts and savings accounts (with demand deposits, referred to as “core” deposits) which increased by $3.9 million during the three-month period since December 31, 2006. The net effect of these fluctuations during the quarter was a reduction in higher interest cost deposit category balances and increases in the balances in lower interest cost categories. To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions. These programs continue to generate significant increases in customer relationships. Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase. During the first calendar quarter of 2007, the aggregate of these items increased by $9.9 million. Securities under agreement to repurchase increased by $1.4 million as a result of additional commercial customers using the “cash management sweep” product. The balance of subordinated debentures remained unchanged. The combined balances of Federal Home Loan Bank advances and federal funds purchased increased by $8.5 million to replace the previously mentioned decrease in deposits and to fund total asset growth. As the end of the quarter approached, management developed new deposit products and initiated a new marketing strategy designed to attract lower cost deposits. Subsequently, during the month of April 2007, $9.0 million of borrowed funds were paid down with cash received from renewed deposit inflows. The average cost of the new deposit funds is less than the average cost of the deposits that were allowed to roll off during the first three months of the year.

Stockholders’ Equity

Stockholders’ equity at March 31, 2007 was $20,413,000, an increase of $242,000 from December 31, 2006. The increase was primarily due to first quarter earnings of $59,000, the $39,000 impact of the accounting treatment for share-based compensation and the $144,000 improvement in the unrealized gain (loss) position on available-for sale investment securities. The current level of unrealized gains (losses) on available-for-sale investment securities is a gain of $29,000, net of taxes.

Liquidity and Capital Resources

Liquidity represents the Bank’s ability to generate adequate amounts of funds to meet its needs for cash. Specifically, liquidity ensures that adequate funds are available to fund loan demand, meet deposit withdrawals, maintain reserve requirements, pay operating expenses and satisfy other institutional commitments. The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity. Secondary sources of liquidity are principal and interest payments on loans and scheduled maturities of the investment portfolio. In addition, the liquidity is supplemented through the use of borrowings. The Company maintains cash balances that are available to pay the interest expense associated with the subordinated debentures and to pay normal operating expenses.

These cash balances are considered sufficient to provide adequate liquidity for the payment of these expenses until such time that the bank is permitted to pay dividends to the Company.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $7.5 million, including overnight federal funds sold of $2.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.6 million at March 31, 2007. In addition, at March 31, 2007, the Company had the ability to borrow a total of approximately $85.0 million from the Federal Home Loan Bank of Boston. On that date, we had advances outstanding of $61.3 million.

At March 31, 2007, the Company had $35.3 million in loan commitments outstanding. In addition to commitments to originate loans, the Company had $9.6 million in unused lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $115.7 million, or 62% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on the certificates of deposit due on or before March 31, 2007. The Company believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Company. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements. As of March 31, 2007, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 9.35% and 8.53%, respectively. The Bank’s Tier 1 and Total Risk Based Capital ratios were 11.02% and 12.27%, respectively. These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business. At March 31, 2007, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a materials effect on the Company’s financial condition, results of operations or cash flows.

ITEM 3 - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(c) promulgated under the Security Exchange Act of 1934, as amended(the “Exchange Act”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 - Legal Proceedings
The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item3 - Defaults Upon Senior Securities
None

Item 4 - Submission of Matters to Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits

Exhibit No.	Description
3.1	Articles of Association(1)
3.2	Bylaws(1)
4.1	Common Stock Certificate(2)
10.1*	Amended and Restated Stock Option Plan(3)
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
*      Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
(2)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.
(3)	Incorporated by reference in this document to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

Date: May 10, 2007	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: May 10, 2007	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer