Form 10QSB
period 2007-06-30
CNB Financial Corp.
filed 2007-08-10
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

(508) 752-4800
(Issuer’s telephone number)

_______________________Not Applicable________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ] No [X]

At August 1, 2007, the registrant had 2,283,208 shares of common stock,$1.00 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes   [  ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)
ASSETS	June 30,	December 31,
	2007	2006

Cash and Cash Equivalents	$13,418,000	$6,736,000
Investment Securities Available-for-Sale, (amortized cost of $48,339,000 as of June 30, 2007 and $54,808,000 as of December 31, 2006) (Note 4)	47,750,000	54,582,000
Investment Securities Held-to-Maturity, (fair value of $9,910,000 as of June 30, 2007 and $12,450,000 as of December 31, 2006) (Note 4)	10,050,000	12,513,000
Federal Reserve Bank Stock	736,000	700,000
Federal Home Loan Bank Stock	3,052,000	3,070,000

Loans	214,470,000	200,668,000
Less: Allowance for Loan Losses	(2,773,000)	(2,807,000)
Loans, Net	211,697,000	197,861,000

Premises and Equipment, Net	2,487,000	2,521,000
Accrued Interest Receivable	1,140,000	1,297,000
Deferred Tax Asset	1,818,000	1,553,000
Prepaid Expenses and Other Assets	361,000	531,000
	$292,509,000	$281,364,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$207,347,000	$191,807,000
Federal Home Loan Bank Advances	48,000,000	52,250,000
Federal Funds Purchased	-	500,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	6,860,000	5,946,000
Accrued Expenses and Other Liabilities	2,383,000	2,958,000
Total Liabilities:	272,322,000	261,193,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of June 30, 2007 and December 31, 2006
Issued and Outstanding: 2,283,000 as of June 30, 2007 and December 31, 2006	2,283,000	2,283,000
Additional Paid-in Capital	20,240,000	20,154,000
Accumulated Deficit	(2,011,000)	(2,151,000)
Accumulated Other Comprehensive Loss net of taxes	(325,000)	(115,000)
Total Stockholders' Equity	20,187,000	20,171,000
	$292,509,000	$281,364,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and Fees on Loans	$3,896,000	$3,438,000	$7,648,000	$6,609,000
Interest and Dividends on Investments	830,000	691,000	1,694,000	1,326,000

Total Interest and Dividend Income	4,726,000	4,129,000	9,342,000	7,935,000

Interest Expense:
Interest Expense on Deposits	1,836,000	1,510,000	3,521,000	2,742,000
Interest Expense on Borrowings	814,000	518,000	1,710,000	925,000

Total Interest Expense	2,650,000	2,028,000	5,231,000	3,667,000

Net Interest Income	2,076,000	2,101,000	4,111,000	4,268,000

Provision for Loan Losses	-	80,000	30,000	164,000

Net Interest Income, After Provision for Loan Losses	2,076,000	2,021,000	4,081,000	4,104,000

Other Income:
Fees on Deposit Accounts	53,000	53,000	103,000	105,000
Loan Related Fees	37,000	41,000	78,000	75,000
Other	26,000	27,000	54,000	59,000
Total Other Income	116,000	121,000	235,000	239,000

Operating Expense:
Employee Compensation and Benefits	1,106,000	1,039,000	2,196,000	2,042,000
Occupancy and Equipment	344,000	263,000	698,000	527,000
Professional Fees	183,000	156,000	323,000	322,000
Marketing and Public Relations	95,000	120,000	187,000	240,000
Data Processing Expense	109,000	96,000	233,000	186,000
Other General and Administrative Expenses	232,000	217,000	461,000	400,000
Total Operating Expense	2,069,000	1,891,000	4,098,000	3,717,000

Income Before Taxes	123,000	251,000	218,000	626,000

Provision for Income Taxes	42,000	122,000	78,000	280,000
Net Income	$81,000	$129,000	$140,000	$346,000

Net Income per Basic Share	$0.04	$0.06	$0.06	$0.16
Net Income per Diluted Share	$0.04	$0.06	$0.06	$0.16

Weighted Average Shares - Basic	2,283,000	2,122,000	2,283,000	2,118,000
Weighted Average Shares - Diluted	2,294,000	2,208,000	2,303,000	2,197,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	$(2,151,000)	$(115,000)	$20,171,000

Net Income				140,000		140,000
Other Comprehensive Loss
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $94,000					(210,000)	(210,000)
Total Comprehensive Loss						(70,000)

Share-based Compensation			86,000			86,000

Balance, June 30, 2007	2,283,000	$2,283,000	$20,240,000	$(2,011,000)	$(325,000)	$20,187,000

Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	$(2,787,000)	$(414,000)	$17,226,000

Net Income				346,000		346,000
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities Available-for-Sale, net of Deferred Taxes of $193,000					$(278,000)	(278,000)
Total Comprehensive Income						68,000
Share-based Compensation			64,000			64,000
Exercise of Warrants	15,000
Balance, June 30, 2006	2,128,000	$2,113,000	$18,378,000	$(2,441,000)	$(692,000)	$17,358,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$140,000	$346,000
Adjustments to reconcile Net Income to Net Cash Provided by (Used in) Operating Activities-
Share-based Compensation	86,000	64,000
Provision for Loan Losses	30,000	164,000
Increase in net Deferred Loan Costs	(8,000)	(14,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	157,000	162,000
Decrease (Increase) in Accrued Interest Receivable	157,000	(148,000)
Decrease in Other Assets	59,000	87,000
Increase (Decrease) in Accrued Expenses and Other Liabilities	(575,000)	611,000

Net Cash Provided by Operating Activities	46,000	1,272,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(50,000)	(2,978,000)
Purchase of Investment Securities Available-for-Sale	-	(19,190,000)
Principal Payments on Mortgage Backed Securities (CMOs)	3,033,000	2,163,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	2,000,000	1,000,000
Proceeds from Maturity of Investment Securities Available-for-Sale	4,000,000	1,000,000
Purchase of Federal Reserve Stock and FHLBB Stock	(18,000)	(834,000)
Loan Originations, net of Principal Repayments	(13,858,000)	(15,833,000)
Purchases of Premises and Equipment	(175,000)	(415,000)

Net Cash Used in Investing Activities	(5,068,000)	(35,087,000)

Cash Flows from Financing Activities:
Advances from FHLBB	60,750,000	24,500,000
Repayment of FHLBB Advances	(65,000,000)	(8,500,000)
Federal Funds Purchased	(500,000)	-
Securities Under Agreement to Repurchase	914,000	-
Net Increase in Deposits	15,540,000	20,995,000
Common Stock Issuance	-	165,000

Net Cash Provided by Financing Activities	11,704,000	37,160,000

Net Increase in Cash and Cash Equivalents	6,682,000	3,345,000

Cash and Cash Equivalents, Beginning of the Period	6,736,000	14,971,000

Cash and Cash Equivalents, End of the Period	$13,418,000	$18,316,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts.  The Bank has branch offices at One West Boylston Street, Worcester, Massachusetts, 564 Main Street, Shrewsbury, Massachusetts, 701 Church Street in Northbridge, Massachusetts, 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts.  The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board.  The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (“the OCC”) and the Federal Deposit Insurance Corporation (“the FDIC”).  The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank was originally organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001.

In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank.  Outstanding certificates representing shares of common stock of the Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company.  The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock is $5 per share.  The holders of Bank options and warrants immediately prior to the reorganization received one option or warrant to acquire shares of the common stock of the Company for each Bank option or warrant then held by them on the same terms and conditions.

2.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at June 30, 2007, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted FIN 48 on January 1, 2007.  The Company did not record any adjustments to the consolidated financial statements as a result of the adoption of FIN 48.  The Company recognizes accrued interest and penalties, if applicable, in income tax expense.

The Company and its subsidiaries file a consolidated federal income tax return in the United States and separate income tax returns in Massachusetts.  The Company’s federal and state income tax returns filed for 2002 and prior are no longer subject to examination by the federal or state jurisdictions.

4.    INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at June 30, 2007 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
U.S. Government-sponsored enterprises Due within one year	$2,000,000	$-	$(3,000)	$1,997,000
Due after one year through five years	11,163,000	-	(169,000)	10,994,000
Due after five years through ten years	935,000	8,000	-	943,000
Due after ten years	1,870,000	28,000	-	1,898,000
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	3,314,000	-	(109,000)	3,205,000
Due after ten years	29,057,000	24,000	(368,000)	28,713,000
	$48,339,000	$60,000	$(649,000)	$47,750,000
Held-to-maturity:
U.S. Government-sponsored enterprises
Due within one year	$2,000,000	$-	$(18,000)	$1,982,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,314,000	-	(40,000)	3,274,000
Due after ten years	1,284,000	-	(49,000)	1,235,000
Municipals
Due after five years through ten years	329,000	-	-	329,000
Due after ten years	3,023,000	3,000	(36,000)	2,990,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$10,050,000	$3,000	(143,000)	$9,910,000
Total Investment Securities	$53,389,000	$63,000	$(792,000)	$57,660,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2006 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
U.S. Government-sponsored enterprises Due within one year	$6,000,000	$-	$(42,000)	$5,958,000
Due after one year through five years	11,162,000	-	(186,000)	10,976,000
Due after five years through ten years	930,000	24,000	-	954,000
Due after ten years	1,864,000	55,000	-	1,919,000
Mortgage-backed Securities (including CMOs)
Due after ten years	34,852,000	250,000	(327,000)	34,775,000
	$54,808,000	$329,000	$(555,000)	$54,582,000
Held-to-maturity:
U.S. Government-sponsored enterprises
Due within one year	$1,997,000	$-	$(4,000)	$1,993,000
Due after one year through five years	2,000,000	-	(23,000)	1,977,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,702,000	3,000	(38,000)	3,667,000
Due after ten years	1,412,000	-	(33,000)	1,379,000
Municipals
Due after ten years	3,352,000	34,000	(2,000)	3,384,000
Other Bonds Due after one year through five years	50,000	-	-	50,000
	$12,513,000	$37,000	(100,000)	$12,450,000
Total Investment Securities	$67,321,000	$366,000	$(655,000)	$67,032,000

5.	LOANS

Major classifications of loans at June 30, 2007 and December 31, 2006 follow:

	June 30,	December 31,
	2007	2006
Commercial and Industrial	$61,237,000	$62,217,000
Commercial Real Estate	123,298,000	110,693,000
Residential Real Estate	17,275,000	15,048,000
Consumer	12,660,000	12,710,000
Total loans	214,470,000	200,668,000
Less—Allowance for loan losses	(2,773,000)	(2,807,000)
Total loans, net	$211,697,000	$197,861,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At June 30, 2007, no loans accruing interest were past due 90 days or more and $71,000 of loans were on non-accrual status.  Net deferred costs totaled $305,000 and $297,000 at June 30, 2007 and December 31, 2006, respectively.

A summary of changes in the allowance for loan losses for the three-month period ended June 30, 2007 and 2006 follows:

	2007	2006
Balance as of March 31	$2,843,000	$2,699,000
Provision for loan losses	-	80,000
Recoveries	-	-
Less: Loans charged-off	70,000	14,000
Balance as of June 30,	$2,773,000	$2,765,000

A summary of changes in the allowance for loan losses for the six-month period ended June 30, 2007 and 2006 follows:

	2007	2006
Balance, beginning of year	$2,807,000	$2,615,000
Provision for loan losses	30,000	164,000
Recoveries	6,000	-
Less: Loans charged-off	70,000	14,000
Balance as of June 30,	$2,773,000	$2,765,000

6.	STOCK-BASED PLANS

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

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  Awards of 69,670 shares with a fair value of $3.24 were granted during the first three months of 2007.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at June 30, 2007.

Dividend yield	2.77%
Expected volatility	35.00%
Risk free interest rate	3.87%
Expected lives	6.0 years

7.   WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six months respectively ended June 30, 2007 and 2006 is presented below:

	Three Months Ended June 30,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,122,000
Dilutive securities	11,000	86,000

Weighted-average shares outstanding—Diluted	2,294,000	2,208,000

	Six Months Ended June 30,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,118,000
Dilutive securities	20,000	79,000

Weighted-average shares outstanding—Diluted	2,303,000	2,197,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended June 30, 2007 and 2006, options outstanding totaling 224,000 and 158,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at June 30, 2007 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$33,130,000
Unused lines of credit	10,294,000
Secured commercial lines of credit	27,501,000
Letters of Credit	2,749,000

9.      MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Management believes, as of June 30, 2007 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At June 30, 2007, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank
	Amount	Ratio	Amount	Ratio	Minimum Capital Requirements	For Bank to be “Well Capitalized” under prompt corrective action provisions
Leverage Ratio	$26,057	9.17%	$23,800	8.37%	4.00%	5.00%
Tier 1 risk-based ratio	26,057	11.63%	23,800	10.64%	4.00%	6.00%
Total risk-based ratio	28,830	12.87%	26,573	11.88%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank, N.A. (the “Bank”), a national bank with six full-service branches located in the greater Worcester, Massachusetts area.  The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 of this report and in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

General

The operating results of the Company depend primarily upon net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings.  Net earnings are also affected by non-interest income and non-interest expense, such as compensation and benefits, occupancy and equipment expense, and other operating expenses.

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; competition; and significant changes in accounting, tax or regulatory practices or requirements.  The Company provided greater detail regarding some of these factors in its Form 10-KSB for the year ended December 31, 2006, including in the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 and Note 3 to the consolidated financial statements of this Form 10-QSB.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on page 15 of this Form 10-QSB regarding the provision and allowance for loan losses.

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

In February 2007, the FASB issued Statement No. 159, TheFair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, Accounting for Investments in Debt and Equity Securities.  Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and June 30, 2006

Overview

The Company recorded net income of $81,000 for the three-month period ended June 30, 2007 compared to $129,000 for the same quarter of 2006.  Diluted earnings per share were $0.04 and $0.06 for the second quarter of

2007 and 2006, respectively.  Year-to-date net income equaled $140,000 for the 2007 period compared to $346,000 for the 2006 period.  Diluted earnings per share were $0.06 and $0.16 for the year-to-date periods of 2007 and 2006, respectively.  The reduction in net income compared to the same periods of last year was predominantly due to an increase in total operating expenses (9% year-to-year increase for the quarterly period and 10% increase for the year-to-date period) caused by the addition of two branch facilities during the latter part of 2006 and a reduction in net interest income (1% year-to-year decrease for the quarterly period and 4% decrease for the year-to-date period) caused by a narrowing of the net interest margin, the effects of which were partially offset by reductions in the provision for loan losses.  Book value per share was $8.84 at June 30, 2007, equal to the book value per share at December 31, 2006.

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

Net interest income equaled $2,076,000 for the three-month period ended June 30, 2007 compared to $2,101,000 for the three-month period ended June 30, 2006.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended June 30, 2007 compared to the three months ended June 30, 2006.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2007 and 2006

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	June 30, 2007			June 30, 2006
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$210,571	$3,896	7.42%	$189,407	$3,438	7.28%
Investments, Fed Funds and Int. Bearing Balances	66,411	848	5.12%	63,768	698	4.39%
Total Interest Earning Assets	276,982	$4,744	6.87%	253,175	$4,136	6.55%

Allowance for Loan Losses	(2,840)			(2,706)
Cash and Due from Banks	5,800			5,359
Premises and Equipment	2,537			1,974
Other Assets	3,272			3,550
Total Assets	$285,751			$261,352

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$47,484	$263	2.21%	$47,279	$210	1.78%
Time Deposits	123,357	1,573	5.11%	124,832	1,300	4.18%
Borrowed Funds	58,273	677	4.66%	38,145	388	4.08%
Subordinated Debentures	7,500	137	7.23%	7,500	130	6.86%
Total Interest Bearing Liabilities	236,614	2,650	4.49%	217,756	2,028	3.74%
Demand Deposits	26,987			24,418
Total Deposits and Borrowed Funds	263,601	2,650	4.03%	242,174	2,028	3.36%

Other Liabilities	1,743			1,711
Stockholders' Equity	20,407			17,467
Total Liabilities and Stockholders' Equity	$285,751			$261,352

Net Interest Income (tax equivalent basis)		$2,094			$2,108
Interest Rate Spread			2.84%			3.19%
Less adjustment of tax exempt income		18			7
Net Interest Income		$2,076			$2,101
Net Interest Margin			3.03%			3.34%

Comparing the three months ended June 30, 2007 to the same period of 2006, the Company’s net interest margin declined to 3.03% from the year earlier period’s 3.34% as a result of the difficult interest rate environment in the 2007 period which was characterized by an inverted yield curve.  Asset yields increased by 32 basis points from period to period as the Company’s balance sheet responded to the higher level of the prime rate versus the year-earlier period.  During the 2007 period, the prime rate equaled 8.25%, while during the second calendar quarter of 2006 the prime rate averaged 7.90% rising to 8.25% on June 29, 2006.  The same impact is noted in the cost of funds where short-term rates are higher than during the year earlier period and increased more dramatically than long term rates.  The cost of savings, NOWs and money market accounts increased by 43 basis points from the year earlier period and the rate on time deposits has increased by 93 basis points.  The rate paid on both categories was impacted by the higher short-term rates that existed in the 2007 period compared to the same period of 2006.  The rate paid on CDs was further impacted by the 2007 maturities of longer-term CDs that had originally been written at historically low interest rates.  During the quarter ended June 30, 2007, management introduced a new core deposit product designed to attract deposits at a lower rate than is paid on CDs.  Also, the cost of borrowed funds increased by 58 basis points from the 2006 period to the 2007 period.  The subordinated debentures carried an average rate of 7.23% during the second quarter of 2007 compared to a rate of 6.86% during the corresponding quarter of 2006.  Going forward, we see no appreciable improvement in the rate environment and expect management of the net margin to remain a challenge.  Partially offsetting the negative effects of the interest rate environment upon net interest income was the impact of growth of the balance sheet from period to period.  Earning assets averaged $277.0 million during the three-month period ended June 30, 2007, a 9.4% increase compared to the same period of 2006.  Total deposits and borrowed funds averaged $263.6 million during the three-month period ended June 30, 2007, an 8.8% increase since the same period of 2006.

Net interest and dividend income equaled $4,111,000 for the year-to-date period ended June 30, 2007 compared to $4,268,000 for the same period of 2006.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rates paid for the year-to-date period ended June 30, 2007 compared to the same period of 2006.  The total dollar amount on interest income from assets and the subsequent yields are calculated on a taxable equivalent basis using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2007			June 30, 2006
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$207,263	$7,648	7.44%	$185,198	$6,609	7.20%
Investments, Fed Funds and Int. Bearing Balances	68,280	1,731	5.11%	61,600	1,334	4.37%
Total Interest Earning Assets	275,543	$9,379	6.86%	246,798	$7,943	6.49%

Allowance for Loan Losses	(2,826)			(2,684)
Cash and Due from Banks	5,399			5,228
Premises and Equipment	2,541			1,909
Other Assets	3,224			3,445
Total Assets	$283,881			$254,696

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$44,605	$453	2.05%	$51,432	$466	1.83%
Time Deposits	121,698	3,068	5.09%	117,239	2,276	3.92%
Borrowed Funds	61,539	1,438	4.71%	34,847	676	3.91%
Subordinated Debentures	7,500	272	7.21%	7,500	249	6.60%
Total Interest Bearing Liabilities	235,342	5,231	4.48%	211,018	3,667	3.51%
Demand Deposits	26,863			24,685
Total Deposits and Borrowed Funds	262,205	5,231	4.02%	235,703	3,667	3.14%

Other Liabilities	1,366			1,648
Stockholders' Equity	20,310			17,345
Total Liabilities and Stockholders' Equity	$283,881			$254,696

Net Interest Income (tax equivalent basis)		$4,148			$4,276
Interest Rate Spread			2.84%			3.35%
Less adjustment of tax exempt income		37			8
Net interest income		$4,111			$4,268
Net Interest Margin			3.03%			3.49%

Comparing the six months ending June 30, 2007 to the same year-to-date period of 2006, the Company’s net interest margin declined to 3.03% from the year earlier period’s 3.49% as a result of the difficult interest rate environment in the 2007 period.  Asset yields increased by 37 basis points from period to period as the Company’s balance sheet responded to the higher level of the prime rate versus the year-earlier period.  During the 2007 period, the prime rate equaled 8.25% while during the six months ended June 30, 2006, the prime rate averaged 7.66% rising to 8.25% on June 29, 2006.  The same impact is noted in the cost of funds where short-term rates were higher than during the year earlier period.  The cost of savings, NOWs and money market accounts increased by 22 basis points from the year earlier period and the rate on time deposits has increased by 117 basis points.  As was noted in the quarter-to-quarter comparison, the rate paid on both categories was impacted by the higher short-term rates that existed in the 2007 period compared to the same period of 2006.  The new deposit product introduced during the second quarter of 2007 is designed to grow core deposits at an interest rate that is below that which is paid on certificates of deposit.  The cost of borrowed funds increased by 80 basis points comparing  the 2007 period to the 2006 period.  The subordinated debentures carried an average rate of 7.21% during the first half of 2007 compared to a rate of 6.60% during the corresponding quarter of 2006.  Balance sheet growth partially mitigated the impact of the difficult interest rate environment.  Earning assets averaged $275.5 million during the period, an 11.6% increase since the same period of 2006.  Total deposits and borrowed funds averaged $262.2 million during the period, 2007, an 11.2% increase since the same period of 2006.

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a provision for loan losses amounting to $30,000 during the first six months of 2007 (all being recorded during the first quarter of 2007) compared to a $164,000 provision that was added to the allowance during the year-to-date period of 2006 ($84,000 during the first quarter of 2006 and $80,000 during the second quarter of 2006).  The amount necessary to be provided to the reserve was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the increased loan portfolio volume.  This was possible as a result of a review of loss history since the inception of the Bank which supported a reduction in the unallocated portion of the loan loss reserve.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees.  Total other income equaled $116,000 for the three-month period ended June 30, 2007, a decrease of 4% compared to $121,000 recorded during the same quarter of 2006.  On a year to date basis, other income decreased by 2% compared to the same period in 2006 and equals $235,000.  Service charges on deposits declined slightly for the six-month period of 2007 compared to the six-month period of 2006 as a result of higher earnings credits paid on deposit accounts which, in turn, caused the decreased charges for deposit account activity.  Loan referral fees increased for the six months ended June 30, 2007 as a result of the Bank’s increased activity in mortgage lending.  Loan referral fees declined when comparing the three-month period to the same period of 2006 due to an abnormally high amount recorded during the three-month period ended June 30, 2006.  Fees associated with the cash management sweep product declined as the Bank changed the product to one which now generates additional net interest income rather than fee income.

Operating Expense

Operating expense, alternatively known as non-interest expense, for the first six months of 2007 totaled $4,098,000, an increase of 10%, as compared to the same period of 2006.  Employee compensation and benefits expense comprised 54% of non-interest expense.  This category increased 7.5% to $2,196,000 due to staff additions required primarily for the two new branches and staff merit increases.  Also causing an increase in this category during the 2007 period was the amount expensed for share-based incentive payments.  The negative impact of these factors was partially offset by a reduction in the amount accrued for employee incentive bonuses during the year-to-date period of 2007.  Occupancy and equipment expenses equaled $698,000 for the year-to date period, an increase of 32%, as the number of branches increased from four to six and the Bank leased additional space for an operations center.  Professional fees totaled $323,000, a slight $1,000 increase since the same year-to-date period of 2006.  Lower legal fees were offset by higher costs for consulting regarding compensation matters.  Marketing and public relations declined by $53,000, or 22%, compared to the prior year-to-date period to a level of $187,000 as a result of fewer advertising placements in the local print, radio and outdoor media.  Data processing expense increased by $47,000, or 25%, over the prior year-to-date period to $233,000 as a result of increased costs associated with data security as well as the increased numbers of loan and deposit accounts maintained on the data processing systems.  Other general and administrative expenses increased by $61,000, or 15%, to $461,000 due to increases in FDIC insurance premiums, telephone and delivery expenses.  The FDIC premium assessments increased for all banks however, since the Bank was not opened until 2001, it did not receive the assessment credit which was received by most of the banking industry.  The increases in telephone and delivery expenses were the direct result of the increase in the number of branches during the 2007 period as compared to the 2006 period.

Comparing operating expense for the three-month period ended June 30, 2007 to the three-month period ended June 30, 2006 reflects a 9% increase (slightly less that the 10% increase recorded for the year-to-date period).  The factors causing the changes are all similar except that professional fees reflect a 17% quarter-to-quarter increase as a result of increased compensation consulting expenses.

Income Taxes

For the six-month period ended June 30, 2007, the Company recorded income tax expense of $78,000, equivalent to an effective rate of 36%.  During the same period of 2006, the Company recorded income tax expense of $280,000, equivalent to an effective rate of 45%.  The improvement in the effective tax rate was attributable to an increased level of tax advantaged income (primarily generated by municipal securities) as a percentage of taxable income.  For the three-month period ended June 30, 2007, the Company recorded income tax expense of $42,000, equivalent to an effective rate of 34%.  During the same period of 2006, the Company recorded income tax expense of $122,000, equivalent to an effective rate of 49%.  The improvement for the three-month comparison was also attributable to an increased level of tax-advantaged income.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Overview

Total assets were $292.5 million at June 30, 2007, compared to $281.4 million at December 31, 2006, an increase of $11.1 million or 4%.

Loans

The loan portfolio increase of $13.8 million (or 7%) since December 31, 2006 was recorded in commercial real estate (increased by $12.6 million) and residential real estate (increased by $2.2 million).  Commercial and industrial loans declined by $1.0 million and loans to consumers were unchanged compared to December 31, 2006.  The growth in commercial real estate and residential real estate loans was primarily the result of newly acquired loan customer relationships.  The allowance for loan losses was reduced to $2,773,000 since the end of 2006 as a result of a $30,000 provision for loan losses and net charge-offs of $64,000.  Non-performing loans at June 30, 2007 equaled $71,000 (0.03% of loans) compared to $67,000 at December 31, 2006.  $70,000 of loans were charged-off during the year-to-date period ended June 30, 2007 and $6,000 of losses recorded in 2006 were recovered.  At June 30, 2007, the allowance for loan losses equaled 1.29% of total loans versus 1.40% at December 31, 2006.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At June 30, 2007, this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $47.8 million at June 30, 2007, a decrease of $6.8 million, or 13%, from December 31, 2006 due to normal amortization and maturities.  Investment securities classified as held-to-maturity were $10.1 million at June 30, 2007, a decrease of $2.5 million, or 20%, from December 31, 2006 also as a result of maturities and normal amortization.  Given the interest rate environment, the Company has decided to redeploy lower-yielding investment securities portfolio cash flows to the growth of the higher-yielding loan portfolio during the first six months of 2007.

Short-term Investments

Cash and cash equivalents increased by $6.7 million since December 31, 2006 and equaled $13.4 million at June 30, 2007.  The increase was primarily the result of additional overnight federal funds sold, which equaled $6.1 million at June 30, 2007.  Historically, the Company experiences significant inflows of commercial deposits during the final few days of each quarter which tend to return to normal levels during the first few days of the subsequent month.  This short term increase in liquidity is usually invested in overnight federal funds sold.

Deposits

Deposits are the Bank’s primary source of funds.  Total deposits increased to $207.3 million at June 30, 2007, a $15.5 million increase since December 31, 2006.  The Company reduced borrowed funds by $4.3 million during the year-to-date-period as the deposit inflow provided funds to reduce borrowings and support continued loan and asset growth allowing the Bank to continue to leverage its capital base.  The deposit portfolio increases occurred almost entirely in the savings category (increase of $15.7 million) and was caused by the introduction of a new high interest savings product.  Demand deposits increased by 2% or $0.4 million over the year-end level.  Certificates of deposits declined by $0.3 million (0.2%) and interest-bearing transaction accounts declined by $0.3 million or 1%.

Upon introduction of the new savings product in April certain customers transferred funds from other deposit product categories to the new savings product.  These transfers constrained the growth of certificates of deposit as well as interest-bearing transaction accounts.  The amount of these internal transfers to the new product was approximately half  of the $15.7 million growth in this category and the remaining funds were newly acquired.  The net effect of these funds flows was an improvement in the Company’s liquidity position and a reduction in the reliance upon higher cost certificates of deposit.  To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate significant increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first six months of 2007, the aggregate of these items decreased by $3.8 million.  Securities under agreement to repurchase increased by $0.9 million as a result of additional commercial customers using the “cash management sweep” product.  The balance of subordinated debentures remained unchanged.  Advances from the Federal Home Loan Bank of Boston decreased by $4.3 million.   The net $3.8 million reduction in borrowed funds was funded by the above mentioned increase in deposits.

Stockholders’ Equity

Stockholders’ equity at June 30, 2007 was $20.2 million, an increase of $16,000 from December 31, 2006.  The increase was primarily due to year-to-date earnings of $140,000 and the $86,000 impact of the accounting treatment for share-based compensation, offset by the $210,000 reduction in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of unrealized losses on available-for-sale investment securities is $325,000, net of taxes.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2007, cash and cash equivalents totaled $13.4 million, including overnight federal funds sold of $6.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $47.8 million at June 30, 2007.  In addition, at June 30, 2007, the Company had the ability to borrow an additional $15.0 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased.

At June 30, 2007, the Company had $33.1 million in loan commitments outstanding.  In addition to commitments to originate loans, the Company had $10.3 million in unused lines of credit.  Certificates of deposit due within one year of June 30, 2007 totaled $119.6 million, or 58% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit and lines of credit.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The primary investing activity of the Bank is the origination of loans to businesses and individuals.  The primary financing activity of the Bank is accepting demand, savings and time deposits from businesses and individuals.  Advances (borrowings) from the FHLBB are another source of funding for the Bank.

The Bank anticipates that it will have sufficient funds available to meet commitments outstanding and to meet loan demand.  In estimating uses of funds, cash requirements for expected loan originations and initial funding amounts of those loans for the forward looking 90-day period are constantly developed, reviewed and evaluated.  Estimating the expected deposit trends for the ensuing 90-day period projects the primary source of funds.  Expected changes in the interest rate environment are considered when estimating loan originations and pay-downs, as well as deposit flows.  Mismatches between expected uses and sources of funds identify the need to adjust the level of the Bank’s investment portfolio or the level of borrowed funds.

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of June 30, 2007, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 9.17% and 8.37%, respectively.  The Bank’s Tier 1 and Total Risk Based Capital ratios were 10.64% and 11.88%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At June 30, 2007, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended June 30, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a materials effect on the Company’s financial condition, results of operations or cash flows.

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

Item 1 – Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 2– Unregistered Sales of Equity Securities and Use of Proceeds

None

Item3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to Vote of Security Holders

On May 17, 2007, the Company held its annual meeting of shareholders.  Shareholders were asked to vote on the election of four Class III directors to serve for terms of three years.  The Company’s shareholders approved the proposal.

The voting results for the election of directors were as follows:

Name	For	Withheld
Cary J. Corkin	1,613,804	1,250
Stephen J. Granger	1,612,304	2,750
Claire A. O’Connor	1,613,804	1,250
Bryan T. Rich	1,609,204	5,580

There were no broker non-votes.

Item 5 – Other Information

None

Item 6– Exhibits

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

CNB FINANCIAL CORP.

Date: August 9, 2007	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: August 9, 2007	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer