Form 10QSB
period 2007-09-30
CNB Financial Corp.
filed 2007-11-09
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

At November 8, 2007, the registrant had 2,283,208 shares of common stock, $1.00 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ] No [X]

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)

ASSETS	September 30,	December 31,
	2007	2006

Cash and Cash Equivalents	$19,867,000	$6,736,000
Investment Securities Available-for-Sale, (amortized cost of $47,174,000 as of September 30, 2007 and $54,808,000 as of December 31, 2006) (Note 4)	47,162,000	54,582,000
Investment Securities Held-to-Maturity, (fair value of $10,698,000 as of September 30, 2007 and $12,450,000 as of December 31, 2006) (Note 4)	10,744,000	12,513,000
Federal Reserve Bank Stock	743,000	700,000
Federal Home Loan Bank Stock	3,052,000	3,070,000

Loans	216,399,000	200,668,000
Less: Allowance for Loan Losses	(2,773,000)	(2,807,000)
Loans, Net	213,626,000	197,861,000

Premises and Equipment, Net	2,396,000	2,521,000
Accrued Interest Receivable	1,359,000	1,297,000
Deferred Tax Asset	1,415,000	1,553,000
Prepaid Expenses and Other Assets	511,000	531,000
	$300,875,000	$281,364,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$213,627,000	$191,807,000
Federal Home Loan Bank Advances	43,750,000	52,250,000
Federal Funds Purchased	-	500,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	9,440,000	5,946,000
Accrued Expenses and Other Liabilities	5,662,000	2,958,000
Total Liabilities:	280,211,000	261,193,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of September 30, 2007 and December 31, 2006
Issued and Outstanding: 2,283,000 as of September 30, 2007 and December 31, 2006	2,283,000	2,283,000
Additional Paid-in Capital	20,284,000	20,154,000
Accumulated Deficit	(1,919,000)	(2,151,000)
Accumulated Other Comprehensive Income (Loss), net of taxes	16,000	(115,000)
Total Stockholders' Equity	20,664,000	20,171,000
	$300,875,000	$281,364,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and Dividend Income:
Interest and Fees on Loans	$3,972,000	$3,698,000	$11,620,000	$10,307,000
Interest and Dividends on Investments	866,000	896,000	2,560,000	2,222,000

Total Interest and Dividend Income	4,838,000	4,594,000	14,180,000	12,529,000

Interest Expense:
Interest Expense on Deposits	1,934,000	1,702,000	5,455,000	4,444,000
Interest Expense on Borrowings	804,000	746,000	2,514,000	1,671,000

Total Interest Expense	2,738,000	2,448,000	7,969,000	6,115,000

Net Interest Income	2,100,000	2,146,000	6,211,000	6,414,000

Provision for Loan Losses	-	-	30,000	164,000

Net Interest Income, After Provision for Loan Losses	2,100,000	2,146,000	6,181,000	6,250,000

Other Income:
Fees on Deposit Accounts	52,000	57,000	155,000	163,000
Loan Related Fees	38,000	38,000	116,000	113,000
Other	24,000	31,000	78,000	89,000
Security Gains (net of losses)	-	5,000	-	5,000
Total Other Income	114,000	131,000	349,000	370,000

Operating Expense:
Employee Compensation and Benefits	1,103,000	1,073,000	3,299,000	3,115,000
Occupancy and Equipment	327,000	291,000	1,025,000	818,000
Professional Fees	191,000	171,000	514,000	493,000
Marketing and Public Relations	94,000	122,000	281,000	361,000
Data Processing Expense	110,000	100,000	343,000	287,000
Other General and Administrative Expenses	249,000	209,000	710,000	609,000
Total Operating Expense	2,074,000	1,966,000	6,172,000	5,683,000

Income Before Taxes	140,000	311,000	358,000	937,000

Provision for Income Taxes	48,000	134,000	126,000	415,000
Net Income	$92,000	$177,000	$232,000	$522,000

Net Income per Basic Share	$0.04	$0.08	$0.10	$0.24
Net Income per Diluted Share	$0.04	$0.08	$0.10	$0.24

Weighted Average Shares - Basic	2,283,000	2,173,000	2,283,000	2,136,000
Weighted Average Shares - Diluted	2,284,000	2,226,000	2,297,000	2,187,000
See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	$(2,151,000)	$(115,000)	$20,171,000

Net Income				232,000		232,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale, net of Deferred Taxes of $84,000					131,000	131,000
Total Comprehensive Income						363,000
Share-based Compensation			130,000			130,000

Balance, September 30, 2007	2,283,000	$2,283,000	$20,284,000	$(1,919,000)	$16,000	$20,664,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$232,000	$522,000
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
Share-based Compensation	130,000	103,000
Provision for Loan Losses	30,000	164,000
Increase in Net Deferred Loan Costs	(19,000)	(27,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	233,000	227,000
Decrease in Deferred Tax	54,000	169,000
Increase in Accrued Interest Receivable	(62,000)	(409,000)
Decrease (Increase) in Other Assets	20,000	(475,000)
Increase in Accrued Expenses and Other Liabilities	2,704,000	718,000

Net Cash Provided by Operating Activities	3,322,000	992,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(849,000)	(3,377,000)
Purchase of Investment Securities Available-for-Sale	(2,000,000)	(24,233,000)
Principal Payments on Mortgage Backed Securities (CMOs)	4,429,000	3,583,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	2,000,000	1,000,000
Proceeds from Maturity of Investment Securities Available-for-Sale	6,000,000	1,000,000
Proceeds from Sale of Investment Securities Available-for-Sale		4,860,000
Purchase of Federal Reserve Stock, FHLBB Stock and other bonds	(125,000)	(1,393,000)
Loan Charge-offs, net of recoveries	(90,000)
Loan Originations, net of Principal Repayments	(15,686,000)	(10,257,000)
Purchases of Premises and Equipment	(184,000)	(790,000)

Net Cash Used in Investing Activities	(6,505,000)	(29,607,000)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	21,820,000	(301,000)
Advances from FHLBB	75,847,000	57,000,000
Repayment of FHLBB Advances	(84,347,000)	(31,000,000)
Reduction of Federal Funds Purchased	(500,000)	-
Increases of Securities Under Agreement to Repurchase	3,494,000	-
Common Stock Issuance	-	1,869,000

Net Cash Provided by Financing Activities	16,314,000	27,568,000

Net Change in Cash and Cash Equivalents	13,131,000	(1,047,000)

Cash and Cash Equivalents, Beginning of the Period	6,736,000	14,971,000

Cash and Cash Equivalents, End of the Period	$19,867,000	$13,924,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.  ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and has branch offices at One West Boylston Street, Worcester, Massachusetts, 564 Main Street, Shrewsbury, Massachusetts, 701 Church Street in Northbridge, Massachusetts, 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts.  The Bank anticipates seeking regulatory approvals in the future for additional branch locations within the Worcester County market area.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board.  The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (“the OCC”) and the Federal Deposit Insurance Corporation (“the FDIC”).  The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank was organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001.

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at September 30, 2007, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates.  Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the Bank’s lending areas.  The inherent uncertainties in the assumptions relative to projected sales prices, rental rates, interest rates or market conditions may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in the consolidated financial statements.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans, which are evaluated in the aggregate, according to the Bank’s normal loan review process, including overall credit evaluation, non-accrual status and payment experience.  Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

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

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at September 30, 2007 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
U.S. Government-sponsored enterprises Due within one year	$1,000,000	$-	$(7,000)	$993,000
Due after one year through five years	10,163,000	10,000	(48,000)	10,125,000
Due after five years through ten years	938,000	34,000	-	972,000
Due after ten years	3,873,000	86,000	-	3,959,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,844,000	8,000	(8,000)	1,844,000
Due after five years through ten years	3,106,000	-	(61,000)	3,045,000
Due after ten years	26,250,000	135,000	(161,000)	26,224,000
	$47,174,000	$273,000	$(285,000)	$47,162,000
Held-to-maturity:
U.S. Government-sponsored enterprises
Due within one year	$2,000,000	$-	$(7,000)	$1,993,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,163,000	1,000	(20,000)	3,144,000
Due after ten years	1,229,000	-	(31,000)	1,198,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	3,922,000	13,000	(5,000)	3,930,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$10,744,000	$17,000	(63,000)	$10,698,000
Total Investment Securities	$57,918,000	$290,000	$(348,000)	$57,860,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2006 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
U.S. Government-sponsored enterprises Due within one year	$6,000,000	$-	$(42,000)	$5,958,000
Due after one year through five years	11,162,000	-	(186,000)	10,976,000
Due after five years through ten years	930,000	24,000	-	954,000
Due after ten years	1,864,000	55,000	-	1,919,000
Mortgage-backed Securities (including CMOs)
Due after ten years	34,852,000	250,000	(327,000)	34,775,000
	$54,808,000	$329,000	$(555,000)	$54,582,000
Held-to-maturity:
U.S. Government-sponsored enterprises
Due within one year	$1,997,000	$-	$(4,000)	$1,993,000
Due after one year through five years	2,000,000	-	(23,000)	1,977,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,702,000	3,000	(38,000)	3,667,000
Due after ten years	1,412,000	-	(33,000)	1,379,000
Municipals
Due after ten years	3,352,000	34,000	(2,000)	3,384,000
Other Bonds Due after one year through five years	50,000	-	-	50,000
	$12,513,000	$37,000	(100,000)	$12,450,000
Total Investment Securities	$67,321,000	$366,000	$(655,000)	$67,032,000

5.  LOANS

Major classifications of loans at September 30, 2007 and December 31, 2006 follow:

	September 30,	December 31,
	2007	2006
Commercial and Industrial	$55,284,000	$62,217,000
Commercial Real Estate	129,407,000	110,693,000
Residential Real Estate	18,737,000	15,048,000
Consumer	12,971,000	12,710,000
Total loans	216,399,000	200,668,000
Less: Allowance for loan losses	(2,773,000)	(2,807,000)
Total loans, net	$213,626,000	$197,861,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At September 30, 2007, $250,000 of loans accruing interest was past due 90 days or more and $1,178,000 of loans were on non-accrual status.  Net deferred costs totaled $317,000 and $297,000 at September 30, 2007 and December 31, 2006, respectively.

A summary of changes in the allowance for loan losses for the three-month period ended September 30, 2007 and 2006 follows:

	2007	2006
Balance as of June 30	$2,773,000	$2,765,000
Provision for loan losses	-	-
Recoveries	-	-
Less: Loans charged-off	-	(5,000)
Balance as of September 30,	$2,773,000	$2,760,000

A summary of changes in the allowance for loan losses for the nine-month period ended September 30, 2007 and 2006 follows:

	2007	2006
Balance, beginning of year	$2,807,000	$2,615,000
Provision for loan losses	30,000	164,000
Recoveries	7,000	-
Less: Loans charged-off	(71,000)	(19,000)
Balance as of September 30,	$2,773,000	$2,760,000

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

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  Awards of 69,670 shares with a fair value of $3.24 have been granted during 2007.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at September 30, 2007.

Dividend yield	2.77%
Expected volatility	35.00%
Risk free interest rate	3.87%
Expected lives	6.0 years

7.  WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine months respectively ended September 30, 2007 and 2006 is presented below:

	Three Months Ended
	September 30,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,173,000
Dilutive securities	1,000	53,000
Weighted-average shares outstanding—Diluted	2,284,000	2,226,000

	Nine Months Ended
	September 30,
	2007	2006
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,173,000
Dilutive securities	14,000	51,000
Weighted-average shares outstanding—Diluted	2,297,000	2,224,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended September 30, 2007 and 2006, options outstanding totaling 367,000 and 156,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at September 30, 2007 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$29,178,000
Unused lines of credit	10,500,000
Secured commercial lines of credit	28,915,000
Letters of Credit	2,462,000

9.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of September 30, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At September 30, 2007, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under PCA provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	$26,699	9.18%	$24,513	8.43%	4.00%	5.00%
Tier 1 risk-based ratio	26,699	11.92%	24,513	10.96%	4.00%	6.00%
Total risk-based ratio	29,472	13.15%	27,286	12.20%	8.00%	10.00%

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

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 and Note 3 to the consolidated financial statements of this Form 10-QSB.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on page 16 of this Form 10-QSB regarding the provision and allowance for loan losses.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and September 30, 2006

Overview

The Company recorded net income of $92,000 for the three-month period ended September 30, 2007 compared to $177,000 for the same quarter of 2006.  Diluted earnings per share were $0.04 and $0.08 for the third quarters of 2007 and 2006, respectively.  Year-to-date net income equaled $232,000 for the 2007 period compared to $522,000 for the 2006 period.  Diluted earnings per share were $0.10 and $0.24 for the year-to-date periods of 2007 and 2006, respectively.  The reduction in net income compared to the same periods of last year was predominantly due to an increase in total operating expenses (5% year-to-year increase for the quarterly period and 9% increase for the year-to-date period) primarily caused by the addition of two branch facilities during the latter part of 2006 and a reduction in net interest income (2% year-to-year decrease for the quarterly period and 3% decrease for the year-to-date period) caused by a narrowing of the net interest margin, the effects of which were partially offset by reductions in the provision for loan losses for the year-to-date period.  Book value per share was $9.05 at September 30, 2007, compared to the book value per share of $8.84 at December 31, 2006.

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

Net interest income equaled $2,099,000 for the three-month period ended September 30, 2007 compared to $2,146,000 for the three-month period ended September 30, 2006.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended September 30, 2007 compared to the three months ended September 30, 2006.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2007 and 2006

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	September 30, 2007			September 30, 2006
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$215,293	$3,972	7.32%	$196,782	$3,698	7.46%
Investments, Fed Funds and Int. Bearing Balances	67,964	884	5.16%	73,913	912	4.90%
Total Interest Earning Assets	283,257	4,856	6.80%	270,695	4,610	6.76%

Allowance for Loan Losses	(2,773)			(2,765)
Cash and Due from Banks	5,695			5,176
Premises and Equipment	2,455			2,146
Other Assets	3,308			5,951
Total Assets	$291,942			$281,203

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$56,598	$395	2.77%	$43,312	$185	1.69%
Time Deposits	120,010	1,539	5.09%	131,096	1,517	4.59%
Borrowed Funds	57,623	665	4.58%	52,178	608	4.63%
Subordinated Debentures	7,500	139	7.25%	7,500	138	7.19%
Total Interest Bearing Liabilities	241,731	2,738	4.49%	234,086	2,448	4.15%
Demand Deposits	27,134			26,515
Total Deposits and Borrowed Funds	268,865	2,738	4.04%	260,601	2,448	3.73%

Other Liabilities	2,761			2,232
Stockholders' Equity	20,316			18,370
Total Liabilities and Stockholders' Equity	$291,942			$281,203

Net Interest Income (tax equivalent basis)		$2,118			$2,162
Interest Rate Spread			2.76%			3.03%
Less: adjustment of tax exempt income		(18)			(16)
Net Interest Income		$2,100			$2,146
Net Interest Margin			2.97%			3.17%

The Company’s net interest margin declined to 2.97% for the three months ended September 30, 2007, from the year earlier period’s 3.17% as a result of the difficult interest rate environment in the 2007 period which was mostly characterized by a flat or inverted yield curve.  Asset yields increased by four basis points from period to period as the average balance of the loan portfolio grew by 9% compared to the third quarter of 2006 and a portion of the growth was funded by reducing the level of the lower yielding investment securities portfolio.  The yield on the loan portfolio declined by 14 basis points from period to period as the balance growth was concentrated primarily in commercial real estate loans which yield less relative to commercial and industrial loans.  Also impacting the loan portfolio yield was the 50 basis point reduction in the Bank’s prime rate on September 18, 2007.  The total cost of deposits and borrowed funds increased by 31 basis points comparing the three-month period of 2007 to same period of 2006.  The cost of savings, NOWs and money market accounts increased by 108 basis points from the year earlier period as a result of the introduction, earlier in 2007, of a new high rate savings account product designed to source funds at a lower rate than that paid on time deposits.  The growth of this new product caused the total volume of savings, NOW’s and money market accounts to increase by $13 million, or 31%, compared to the third quarter of 2006.  The rate on time deposits increased by 50 basis points as the maturities of longer-term CDs, originally written at historically low interest rates, were replaced at the current higher market rates. Not all maturing time deposits were replaced, causing the volume to decline by $11 million, or 8%, compared to the third quarter of 2006.  The cost of borrowed funds declined by 5 basis points and the volume grew by $5 million, or 10%, from the 2006 period to the 2007 period as a result of the introduction of an overnight commercial deposit sweep product in late 2006.  The subordinated debentures volume remained unchanged at $7.5 million and carried an average rate of 7.25% during the third quarter of 2007 compared to a rate of 7.19% during the corresponding quarter of 2006.  While recent events have caused the yield curve to return to a more normal upward slope, we expect management of the net interest margin to remain a challenge.  Partially offsetting the negative effects of the interest rate environment upon net interest income was the impact of growth of the balance sheet from period to period.  Earning assets averaged $283.3 million during the three-month period ended September 30, 2007, a 5% increase compared to the same period of 2006.  Total deposits and borrowed funds averaged $268.9 million during the three-month period ended September 30, 2007, a 3% increase since the same period of 2006.

Net interest and dividend income equaled $6,211,000 for the year-to-date period ended September 30, 2007 compared to $6,414,000 for the same period of 2006.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rates paid for the year-to-date period ended September 30, 2007 compared to the same period of 2006.  The total dollar amount on interest income from assets and the subsequent yields are calculated on a taxable equivalent basis using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended			Nine Months Ended
(Dollars in Thousands)	September 30, 2007			September 30, 2006
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$209,969	$11,620	7.40%	$189,102	$10,307	7.29%
Investments, Fed Funds and Int. Bearing Balances	68,174	2,615	5.13%	65,749	2,246	4.57%
Total Interest Earning Assets	278,143	$14,235	6.84%	$254,851	$12,553	6.59%

Allowance for Loan Losses	(2,808)			(2,711)
Cash and Due from Banks	5,496			5,211
Premises and Equipment	2,512			1,989
Other Assets	3,295			4,289
Total Assets	$286,638			$263,629

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$47,017	$847	2.41%	$48,695	$650	1.78%
Time Deposits	121,129	4,608	5.09%	121,909	3,794	4.16%
Borrowed Funds	60,219	2,103	4.67%	40,687	1,284	4.22%
Subordinated Debentures	7,500	411	7.23%	7,500	387	6.79%
Total Interest Bearing Liabilities	235,865	7,969	4.52%	218,791	6,115	3.74%
Demand Deposits	27,611			25,295
Total Deposits and Borrowed Funds	263,476	7,969	4.04%	244,086	6,115	3.35%

Other Liabilities	2,850			1,857
Stockholders' Equity	20,312			17,686
Total Liabilities and Stockholders' Equity	$286,638			$263,629

Net Interest Income (tax equivalent basis)		$6,266			$6,438
Interest Rate Spread			2.80%			3.24%
Less: adjustment of tax exempt income		(55)			(24)
Net interest income		$6,211			$6,414
Net Interest Margin			3.01%			3.38%

Comparing the nine months ended September 30, 2007 to the same period of 2006, the Company’s net interest margin declined to 3.01% from 3.38% as a result of the difficult interest rate environment in the 2007 period.  Balance sheet growth partially mitigated the unfavorable impact of this market condition.  Earning assets averaged $278.1 million during the period, a 9% increase since the same period of 2006.  Asset yields increased by 25 basis points from over the same time period as a result of the higher prime rate during the 2007 period.  The increase in interest income also reflected a growth in the average balance of the loan portfolio of 11%, and a 4% growth in the lower yielding investment securities portfolio.  The same impact was felt in the cost of funds as short term rates were generally higher in 2007 than during the same nine month period of 2006.  The total cost of deposits and borrowed funds increased by 69 basis points compared to the cost during the first nine months of 2006.  The cost of savings, NOWs and money market accounts increased by 63 basis points from the year earlier period and the rate on time deposits has increased by 93 basis points.  The new deposit product introduced during the second quarter of 2007 is designed to grow core deposits at an interest rate that is below that which is paid on certificates of deposit.  Balances in time deposits were allowed to decline during the 2007 period as some of the funds migrated from certificates of deposit to the new savings product (at a lower interest cost).  Borrowed funds increased by $19.5 million or 48% as a result of the new commercial deposit sweep product and increased use of Federal Home Loan Bank advances.  The cost of borrowed funds increased by 45 basis points comparing the 2007 period to the 2006 period.  The subordinated debentures carried an average rate of 7.23% during the first nine months of 2007 compared to a rate of 6.79% during the corresponding quarter of 2006.  Total deposits and borrowed funds averaged $263.5 million during the period, 2007, an 8% increase since the same period of 2006.

Provision for Loan Losses

The Bank’s allowance for loan losses was increased by a provision for loan losses amounting to $30,000 during the first nine months of 2007 (all being recorded during the first quarter of 2007) compared to a $164,000 provision that was added to the allowance during the year-to-date period of 2006 (all recorded during the first six months of 2006).  The amount necessary to be provided to the reserve was lower as compared to prior periods, yet still adequate to provide sufficient coverage for the increased loan portfolio volume.  This was possible as a result of a review of loss history since the inception of the Bank which supported a reduction in the allocated portion of the loan loss reserve.  This reduction lessened the amount necessary to be provided to the allowance during the period ended September 30, 2007.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Total Other Income

Total other income (non-interest income) consists primarily of service charges on deposits and other fee based services, including loan document preparation fees.  On a year to date basis, other income decreased to $349,000, or by 6% compared to the same period of 2006.  Service charges on deposits for the nine-month period of 2007 declined by 5% compared to the nine-month period of 2006 as a result of higher earnings credits paid on deposit accounts balances which, in turn, caused the decreased charges for deposit account activity.  Loan referral fees increased for the nine months ended September 30, 2007 as a result of the Bank’s increased activity in mortgage lending.  Included in the “Other” category (which declined by $11,000 or 12% on a year-to-date basis) are fees associated with the cash management sweep product which declined as the Bank changed the product to one which now generates additional net interest income rather than fee income.  Total other income equaled $114,000 for the three-month period ended September 30, 2007, a decrease of 13% compared to $131,000 recorded during the same quarter of 2006.  The factors impacting the three-month comparison are the same as impacted the nine-month comparison.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $6,172,000 for the first nine months of 2007, an increase of 9% compared to the same period of 2006.  Employee compensation and benefits expense comprised 53% of non-interest expense.  This category increased 6% to $3,299,000 due to staff additions for the two new branches which were opened in late 2006, as well as merit increases.  Also causing an increase in this category during the 2007 period was the amount expensed for share-based incentive payments which amounted to $130,000 during the 2007 period.  These factors were partially offset by a reduction in the amount accrued for employee incentive bonuses during the year-to-date period of 2007.  Occupancy and equipment expenses equaled $1,025,000 for the year-to date period, an increase of 25%, as the number of branches increased from four to six and the Bank leased additional space for an operations center.  Professional fees totaled $514,000, a $21,000, or 4%, increase since the same period of 2006.  Included in professional fees were higher costs for consulting regarding compensation matters and Sarbanes-Oxley compliance offset by lower legal fees.  Marketing and public relations declined by $80,000, or 22%, compared to the prior year-to-date period to $281,000 as a result of fewer advertising placements in the local print, radio and outdoor media.  Data processing expense increased by $56,000, or 20%, over the prior year-to-date period to $343,000 as a result of increased costs associated with data security as well as the increased numbers of loan and deposit accounts maintained on the data processing systems.  Other general and administrative expenses increased by $101,000, or 17%, to $710,000 due to increases in FDIC insurance, telephone and delivery expenses.  The FDIC premium assessments increased for all banks however, since the Bank was not opened until 2001, it did not receive the assessment credit which was received by most of the banking industry.  The increases in telephone and delivery expenses were the result of the increase in the number of branches, as well as the expansion to an operations center that occurred late in 2006.

Comparing operating expense for the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006 reflects a $108,000 or 5% increase since the third quarter of 2006.  The factors causing the changes are similar to those that impacted the year-to date comparison.

Income Taxes

For the nine-month period ended September 30, 2007, the Company recorded income tax expense of $126,000, equivalent to an effective rate of 35%.  During the same period of 2006, the Company recorded income tax expense of $415,000, equivalent to an effective rate of 44%.  The improvement in the effective tax rate was attributable to an increased level of tax advantaged income (primarily generated by municipal securities) as a percentage of taxable income.  For the three-month period ended September 30, 2007, the Company recorded income tax expense of $48,000, equivalent to an effective rate of 34%.  During the same period of 2006, the Company recorded income tax expense of $134,000, equivalent to an effective rate of 43%.  The improvement for the three-month comparison was also attributable to an increased level of tax-advantaged income.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Overview

Total assets were $300.9 million at September 30, 2007, compared to $281.4 million at December 31, 2006, an increase of $19.5 million or 7%.

Loans

The loan portfolio's increase of $15.7 million (or 8%) since December 31, 2006 was primarily due to commercial real estate (increased by $18.7 million) and residential real estate (increased by $3.7 million).  Commercial and industrial loans declined by $6.9 million as a result of various loan payoffs, and loans to consumers were up by $300,000 compared to December 31, 2006.  The growth in commercial real estate and residential real estate loans was primarily the result of new loan customer relationships acquired through increased business development efforts.  The allowance for loan losses was reduced to $2,773,000 since the end of 2006 as a result of net charge-offs of $64,000, offset by a $30,000 provision for loan losses.  Increased non-accrual loans caused non-performing loans at September 30, 2007 to equal $1,428,000 (0.7% of loans) compared to $67,000 at December 31, 2006.  $71,000 of loans were charged-off during the year-to-date period ended September 30, 2007 and $7,000 of losses were recovered.  During the same period of 2006 $19,000 of loans were charged-off and no recoveries were recorded.  At September 30, 2007, the allowance for loan losses equaled 1.28% of total loans versus 1.40% at December 31, 2006.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At September 30, 2007, this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $47.2 million at September 30, 2007, a decrease of $7.4 million, or 14%, from December 31, 2006 due to normal amortization and maturities.  Investment securities classified as held-to-maturity were $10.7 million at September 30, 2007, a decrease of $1.8 million, or 14%, from December 31, 2006 also as a result of maturities and normal amortization.  Given the interest rate environment, the Company has decided to redeploy lower-yielding investment securities portfolio cash flows to the growth of the higher-yielding loan portfolio during the first nine months of 2007.

Short-term Investments

Cash and cash equivalents increased by $13.1 million since December 31, 2006 and equaled $19.9 million at September 30, 2007.  The increase was primarily the result of additional overnight federal funds sold, which equaled $13.4 million at September 30, 2007.  Historically, the Company experiences significant inflows of commercial deposits during the final few days of each quarter which tend to return to normal levels during the first few days of the subsequent month.  This short term increase in liquidity is usually invested in overnight federal funds sold.  In addition, at September 30, 2007, the Company had received an unusually large deposit from one customer relationship.  It is expected that this customer will withdraw the majority of this particular deposit during the fourth quarter of 2007.

Deposits

Deposits are the Bank’s primary source of funds.  Total deposits increased to $213.6 million at September 30, 2007, a $21.8 million (or 11%) increase since December 31, 2006.  The Company reduced borrowed funds by $5.5 million during the year-to-date-period as the deposit inflow provided funds to reduce borrowings and support continued loan and asset growth allowing the Bank to continue to leverage its capital base.  The deposit portfolio increases occurred almost entirely in the savings category (increase of $35.8 million) and was caused by the introduction of a new high interest savings product.  Demand deposits increased by 11% or $2.6 million over the year-end level.  Certificates of deposits declined by $7.6 million (6%) and interest-bearing transaction accounts declined by $9.0 million or 24%.  Upon introduction of the new savings product in April certain customers transferred funds from other deposit product categories to the new savings product.  These transfers constrained the growth of certificates of deposit as well as interest-bearing transaction accounts.  The amount of these internal transfers to the new product was approximately one-fourth of the $35.8 million growth in this category and the remaining funds were newly acquired.  In addition, the previously mentioned large deposit totaling $9.9 million of one customer is carried in this category and is expected to be withdrawn during the fourth quarter of 2007.  The net effect of these funds flows was an improvement in the Company’s liquidity position and a reduction in the reliance upon higher cost certificates of deposit and borrowings.  To attract new core depositors, the Bank conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate significant increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first nine months of 2007, the aggregate of these items decreased by $5.5 million.  Securities under agreement to repurchase increased by $3.5 million as a result of additional commercial customers using the “cash management sweep” product.  The balance of subordinated debentures remained unchanged.  Advances from the Federal Home Loan Bank of Boston decreased by $8.5 million.  Federal funds purchased of $500,000 at December 31, 2007 were reduced to zero at September 30, 2007.  The net reduction in borrowed funds was funded by the above mentioned increase in deposits.

Stockholders’ Equity

Stockholders’ equity at September 30, 2007 was $20.7 million, an increase of $493,000 from December 31, 2006.  The increase was primarily due to year-to-date earnings of $232,000, the $130,000 impact of the accounting treatment for share-based compensation and the $131,000 increase in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized losses on available-for-sale investment securities is $8,000, net of taxes.

Liquidity and Capital Resources

Liquidity represents the Bank’s ability to generate adequate amounts of funds to meet its needs for cash.  Specifically, liquidity ensures that adequate funds are available to fund loan demand, meet deposit withdrawals, maintain reserve requirements, pay operating expenses and satisfy other commitments.  The Bank’s ability to maintain and increase deposits will serve as its primary source of liquidity.  Secondary sources of liquidity are principal and interest payments on loans and scheduled maturities of the investment portfolio.  In addition, the liquidity is supplemented through the use of borrowings.  The Company maintains cash balances that are available to pay the interest expense associated with the subordinated debentures and to pay normal operating expenses.  These cash balances are considered sufficient to provide adequate liquidity for the payment of these expenses until such time that the Bank is permitted to pay dividends to the Company.

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $19.9 million, including overnight federal funds sold of $13.4 million.  These relatively high amounts were caused by the receipt of the previously mention large deposit from one customer in the amount of approximately $9.9 million.  The majority of these funds are expected to be withdrawn during the fourth quarter of 2007.  The withdrawals will be funded by a reduction in federal funds sold.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $47.2 million at September 30, 2007.  In addition, at September 30, 2007 the Company had the ability to borrow an additional $18.1 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased.

At September 30, 2007, the Company had $29.2 million in loan commitments outstanding.  In addition to commitments to originate loans, the Company had $39.4 million in unused lines of credit.  Certificates of deposit due within one year of September 30, 2007 totaled $112.1 million, or 58% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience, that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The primary investing activity of the Bank is the origination of loans to businesses and individuals.  The primary financing activity of the Bank is accepting demand, savings and time deposits from businesses and individuals.  Other sources of funds for the Bank are overnight borrowings from customers in the form of repurchase agreements, federal funds purchases and advances (borrowings) from the Federal Home loan Bank of Boston.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of September 30, 2007, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 9.18% and 8.43%, respectively.  The Bank’s Tier 1 and Total Risk Based Capital ratios were 10.96% and 12.20%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At September 30, 2007, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended September 30, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

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

CNB FINANCIAL CORP.

Date: November 9, 2007	By:	/s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer