Form 10KSB
period 2007-12-31
CNB Financial Corp.
filed 2008-03-20
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [   ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.YES [   ]  NO [ X ]

The issuer’s revenues for its fiscal year ended December 31, 2007, were $19,376,000.

The aggregate market value of the issuer’s voting and non voting common equity held by non-affiliates (based upon the trading price of $6.75 per share for the issuer’s common stock on March 17, 2008, and for the purpose of this computation only, on the assumption that all of the issuer’s directors and officers are affiliates) was approximately $13,971,000.

At March 19, 2008, the registrant had 2,283,208 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):                                                                                                                     YES [   ]   NO [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-KSB.

CNB Financial Corp.

Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2007

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

The Business of CNB Financial Corp. and Commonwealth National Bank

General:  The Company does not have operations aside from its ownership of all of the issued and outstanding stock of the Bank.  The Bank is the Company’s sole operating subsidiary.  The Bank provides retail and commercial banking products and services, including checking and savings accounts, time deposits, IRAs, and commercial, consumer, and real estate loans to customers located primarily in the Worcester, Massachusetts market area.

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

Personnel:  At December 31, 2007, the Bank employed 56 full-time employees and 14 part-time employees.  The Bank provides a number of benefits such as health, disability, and life insurance for qualified employees.  None of the Bank’s employees are subject to collective bargaining agreements.

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

Over the past three years our assets have increased $89.7 million, or 45%, from $199.8 million at December 31, 2004 to $289.5 million at December 31, 2007, primarily due to increases in loans and investment securities.  We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Certain interest rate movements may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve has had a negative impact on our net interest margin, which has reduced our profitability.  For the years ended December 31, 2007 and 2006, respectively, our net interest margin was 3.03% compared to 3.27%.  Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 2.25%.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  Recent market movements towards lower short-term rates have caused the yield curve to return to a more normal upward-sloping condition and are expected to have a favorable impact on our earnings over a one to two year period.  However, if short-term interest rates were to rise, and if rates on our deposits and borrowings were to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2007, our loan portfolio consisted of $128.3 million, or 59%, of commercial real estate loans and $55.0 million, or 25%, of commercial and industrial loans.  We intend to continue our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one-to-four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

Our recent results may not be indicative of our future operating results.

Earnings per share have been volatile due to the changes in the interest rate environment and the local economy in recent years.  For example, net earnings per share (diluted) grew from $0.13 for the year ended December 31, 2004 to $0.29 for the year ended December 31, 2006, then declined to $0.17 per share for the year ended December 31, 2007.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also cause variations in earnings and impede or restrict our ability to increase earnings during future periods.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2007, we held 2.2% of the deposits in Worcester County, Massachusetts, which was the 20th largest market share of deposits out of the 40 financial institutions, which held deposits in this county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the Worcester area through our branching strategy.  We opened two branch offices in the past twenty-four months and could open at least one more branch within the next twenty-four months.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which consists of commercial real estate loans and commercial and industrial loans has increased from $120.1 million at December 31, 2004 to $183.3 million at December 31, 2007, a 53% increase.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility.  These loans have only recently been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial loans generally have larger balances and involve a greater risk than one-to-four-family residential mortgage loans.  Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

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

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price at which you purchased your shares.  In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

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

A bank holding company generally is prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company conducting non-banking activities.  One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto.  Some of the activities that the FRB has determined by regulation to be closely related to banking are:  (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as a fiduciary, investment or financial advisor; (5) finance leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

The Gramm-Leach-Bliley Act authorized a bank holding company that meets specified conditions, including being “well-capitalized” and “well managed” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted.  Such activities may include insurance underwriting and investment banking.  The Gramm-Leach-Bliley Act also authorized banks to engage through “financial subsidiaries” in certain of the activities permitted for financial holding companies.  Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law.  Approval of the Massachusetts regulatory authorities would be required for the CNB Financial Corp. to acquire 25% or more of the voting stock of another depository institution.  Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of CNB Financial Corp.  The term “bank holding company,” for the purpose of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations.  In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law.  Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although CNB Financial Corp. is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank.  CNB Financial Corp.’s total and Tier 1 capital exceed these requirements as of December 31, 2007.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Institutions eligible for the One-Time Assessment Credit were those that were in existence on December 31, 1996, and paid a deposit insurance assessment prior to that date, or are a successor to such an institution.  The Bank was established during 2001 and therefore it was not eligible to receive the one-time credit.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

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

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent, equal to 10% of capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2007, the Bank’s limit on loans to one borrower was $4.2 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $2.9 million.

Limitation on Capital Distributions.  National banks may not pay dividends out of their permanent capital  or in excess of undivided profits and may not, without OCC approval, pay dividends in excess of the total of the bank’s retained net income for the year combined with retained net income for the prior two years less any transfers to surplus and capital distributions.  A national bank may not pay a dividend that would cause it to fall below any applicable regulatory capital standard.

Branching.  National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks.  Federal law also provides for interstate branching for national banks.  Interstate branching by merger was authorized as of June 1, 1997 unless the state in which the bank is to branch has enacted a law opting out of interstate branching.  De novo interstate branching is permitted to the extent that the state into which the bank is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

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

The authority of the Bank to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder.  Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment.  There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires that certain board approval procedures be followed.  Extensions of credit to executive offices are subject to additional restrictions.

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

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Assessments Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under federal law.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The standards address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth and quality; earnings; and compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  for accounts aggregating $43.9 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $43.9 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $43.9 million.  The first $9.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks (“FHLBs”).  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2007 of $3.1 million.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Company and Bank Premises

The Bank leases administrative and banking offices located at 33 Waldo Street, Worcester, Massachusetts.  The Waldo Street facility lease is for an initial term of fifteen years, which term ends in 2016, and provides two five-year renewal options.  Rentals increase at the rate of 7% every third year.  The lease is currently in the third three-year period of the initial term and the Bank’s effective costs are now $19.16 per square foot plus escalations.

On March 6, 2003, a lease for 2,820 square feet in the multi-tenant building at 1 West Boylston Street, Worcester, Massachusetts was executed with a term commencement date of December 1, 2002.  The lease includes an initial term of twenty years and provides two five-year renewal options.  Lease payments are currently to $32.78 per square foot ($92,440 per annum).  Commencing with the seventh year of the lease, and at the beginning of each lease year thereafter, lease payments increase by a percentage equal to the most recent annual percentage increase in the Consumer Price Index (CPI).

On June 6, 2002, the Bank executed a ground lease for 28,253 square feet of land at 572 Main Street, Shrewsbury, Massachusetts.  The lease includes an initial term of twenty years and provides eleven five-year renewal options.  Lease payments during the first five years were $36,000 per year.  During subsequent years the rent payments increase in accordance with the annual increase in the CPI less an amount of $3,000.  As of December 31, 2007 the lease payment is $37,338 per year.

During 2004, the Bank purchased a parcel of land at 701 Church Street, Northbridge, Massachusetts and constructed an office building at a cost of approximately $580,000.  Upon completion of the building, the Bank sold the premises and entered into a leaseback agreement for an initial term of twenty years, which term ends in 2024 and provides for two five-year extension options.  On November 15, 2004, the Bank opened a bank branch facility at the building.  Gross rentals will increase by 3% annually during the initial twenty year term.  The gross rent for the current twelve-month period (11/1/07 to 10/31/08) is equal to $71,027.

On January 27, 2006, the Bank executed a lease for approximately 2,000 square feet in a multi-tenant building at 1393 Grafton Street, Worcester, Massachusetts for a branch facility.  The lease includes an initial term of ten years and provides three five-year renewal options.  Gross rentals during the five years are $19.75 per square foot ($39,500 per annum) including parking for employees and customers, heating and air conditioning.  Lease payments increase by 2% per year at the commencement of the sixth year of the lease term.

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

On August 14, 2006, the Bank entered into a lease for a building located at 26 West Boylston Street, West Boylston, Massachusetts for a bank branch.  The term of the lease is ten years, commencing on July 1, 2006.  Under the terms of the lease, base rent is $2,400 per month during the first year with a 3% increase each year.  As of December 31, 2007 the base rent equaled $29,664 per year.  The lease provides for the Bank’s right to extend the lease for three additional five-year terms, each with a 3% annual increase in rent.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the Over-The-Counter Bulletin Board under the symbol CFNA.  As of February 29, 2008, there were approximately 687 holders of record of the Company’s Common Stock.  The Company has not declared a dividend on its common stock.

The following table gives the high and low bid information for the Company’s common stock on the OTC Bulletin Board for the last two fiscal years.  High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

CNB Financial Corp. Common Stock	Sales Price
	High	Low
1st Quarter 2006	$ 24.00	$ 12.15
2nd Quarter 2006	$ 14.50	$ 12.55
3rd Quarter 2006	$ 14.50	$ 12.75
4th Quarter 2006	$ 13.80	$ 11.25

1st Quarter 2007	$ 12.70	$ 10.75
2nd Quarter 2007	$ 11.60	$ 9.50
3rd Quarter 2007	$ 10.25	$ 8.20
4th Quarter 2007	$ 9.00	$ 7.10

The Company is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

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

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2006 as well as the results of operations for the years ended December 31, 2007 and 2006.

Executive Summary

During 2007, the Company experienced net interest margin contraction, largely the result of the flat to inverted yield curve, competitive deposit pricing conditions and the migration of certain deposit balances into higher cost categories.  In response to these conditions, the Company took various actions to reduce low net interest margin matches of assets and liabilities and partially funded loan growth with liquidity derived from the maturities of lower-yielding securities within the investment portfolio.  Accordingly, loans grew by $16.7 million or 8.3% from year-end to year-end, outpacing the 2.9% asset growth during the same period.

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

The Company believes accounting policies covering the allowance for loan losses, income taxes, and other-than-temporary losses require the most significant judgments and estimates used in preparation of its consolidated financial statements.  Refer to the “Credit Quality and Allowance for Loan Losses” section entitled “Allowance for Loan Losses” and Note 2 of the consolidated financial statements-Summary of Significant Accounting Policies-for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses, income taxes, and other-than-temporary losses.

RESULTS OF OPERATIONS

Summary

The Company recorded consolidated net income of $397,000 for 2007 compared to $636,000 for 2006.  The primary reason for the decline in net income was a shrinking of the Company’s net interest margin which was caused by the interest rate environment (a flat to inverted yield curve) which existed during most of 2007, as well as increased operating expenses for 2007 caused primarily by the opening of two branches during the latter part of 2006.  Net interest income during 2007 was approximately equal to that of 2006 and was driven by the 8% year over year growth in average earning assets, offset by a 24 basis points reduction in the net interest margin.  This margin contraction was caused by the previously mentioned flat to inverted yield curve and competitive deposit pricing conditions which caused a higher (by 52 basis points) average cost of funds.  The yield on average earning assets increased by 22 basis points.

Net Interest Income

During 2007, the Company generated $18,913,000 in interest income, which was offset by interest expense of $10,542,000 resulting in net interest income of $8,371,000, a slight ($27,000 or 0.3%) decrease compared to 2006, during which the Company generated $16,970,000 in interest income, which was offset by interest expense of $8,572,000, resulting in net interest income of $8,398,000.  Net interest income was impacted by the 8% increase in the average balance of interest-earning assets and a 22 basis point increase in the average yield of interest-earning assets primarily due to the $21.4 million growth of the loan portfolio and a 49 basis point increase in the yield on investments, federal funds and other interest earning assets, offset by a 7% increase in the average balance of deposits and borrowed funds and a 52 basis point increase in the cost of funds.  The net interest margin equaled 3.03% for the year, compared to 3.27% for 2006 a decrease of 24 basis points.  This contraction was caused by the previously mentioned flat to inverted yield curve environment and competitive pricing conditions.

The following table presents condensed annual average balance sheet categories and the average yields and costs for each category during the years ended December 31, 2007, 2006 and 2005.  The interest income, net interest income, asset yields, interest rate spread and net interest margin are portrayed on a taxable equivalent basis.

	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
(Dollars in thousands)	Average Balance	Interest Income and Expense (Taxable Equivalent)(1)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent) (1)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent) (1)	Average Yield/Rate

INTEREST EARNING ASSETS:
Total Loans(2)	$211,646	$15,535	7.34%	$190,282	$13,863	7.29%	$163,577	$10,638	6.50%
Investments, Fed Funds and Other Interest Earning Assets	67,299	3,459	5.14%	67,749	3,149	4.65%	50,566	1,944	3.84%
Total Interest Earnings Assets	278,945	18,994	6.81%	258,031	17,012	6.59%	214,143	12,582	5.88%
Allowance for Loan Losses	(2,803)			(2,724)			(2,296)
Cash and Due from Banks	5,405			5,242			4,858
Premises and Equipment	2,486			2,101			1,914
Other Assets	3,164			4,888			1,756
Total Assets	$287,197			$267,538			$220,375

INTEREST BEARING LIABILITIES
Savings, NOW and Money Market Deposits	52,737	1,325	2.51%	46,645	811	1.74%	56,321	965	1.71%
Time Deposits	117,448	5,930	5.05%	121,081	5,235	4.32%	93,961	2,888	3.07%
Borrowed Funds	59,807	2,734	4.57%	45,515	2,001	4.40%	30,180	1,003	3.33%
Trust Preferred	7,500	553	7.37%	7,500	525	6.90%	329	21	6.26%
Total Interest Bearing Liabilities	237,492	10,542	4.44%	220,741	8,572	3.88%	180,791	4,877	2.70%
Demand Deposits	26,465			26,415			22,968
Total Deposits and Borrowed Funds	263,957	10,542	3.99%	247,156	8,572	3.47%	203,759	4,877	2.39%
Other Liabilities	2,785			2,104			557
Stockholders’ Equity	20,455			18,278			16,059
Total Liabilities and Stockholders’ Equity	$287,197			$267,538			$220,375
Net Interest Income (tax equivalent basis)		8,452			8,440			7,705
Interest Rate Spread			2.82%			3.12%			3.48%
Less: adjustment of tax exempt income		(81)			(42)			-
Net interest income		$8,371			$8,398			$7,705
Net Yield on Interest Earning Assets (Net Interest Margin)			3.03%			3.27%			3.60%

(1) Tax-equivalent amounts are determined assuming a 34% federal tax rate
(2) Non-accrual loans are included in average amounts outstanding.

The following table depicts the composition of average earning assets and interest bearing liabilities as a percentage of average earning assets.  The earning asset ratio reflects the percentage of total assets that earn interest.

Composition of Average Earning Assets and Interest Bearing Liabilities	2007	2006
As a percentage of average earning assets
Loans	75.9%	73.7%
Other earning assets	24.1%	26.3%
Average earning assets	100.0%	100.0%

Savings and NOWs and MMDAs	18.9%	18.1%
Certificates of deposit	42.1%	46.9%
Borrowed funds	24.1%	20.6%
Average interest bearing liabilities	85.1%	85.6%

Earning asset ratio	97.1%	96.5%

Rate/Volume Analysis.  The following tables set forth the effects of changing rates and volumes on our net interest income for 2007 compared to 2006 and for 2006 compared to 2005.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

2007 Compared to 2006
(In thousands)	Volume	Rate		Net
Interest income:
Total Loans	$1,576		$96	$1,672
Investments, fed funds and other interest-earning assets	(21)		331	310
Total	1,555		427	1,982
Interest expense:
Deposits	(33)		1,242	1,209
FHLB advances and other borrowed funds	652		81	733
Subordinated Debentures	-		28	28
Total	619		1,351	1,970
Increase in net interest income (tax equivalent basis)	$936	$	(924)	$12

2006 Compared to 2005
(In thousands)	Volume	Rate	Net
Interest income:
Total Loans	$1,849	$1,376	$3,225
Investments, fed funds and other interest-earning assets	743	462	1,205
Total	2,592	1,838	4,430
Interest expense:
Deposits	802	1,391	2,193
FHLB advances and other borrowed funds	611	387	998
Subordinated Debentures	502	2	504
Total	1,915	1,780	3,695
Increase in net interest income (tax equivalent basis)	$677	$58	$735

Provision for Loan Losses

The Company provided for an $80,000 addition to the allowance for loan losses through charges to operations during 2007, compared to a provision of $216,000 during 2006.  The allowance for loan losses equaled $2,844,000 or 1.31% of total loans at December 31, 2007, compared to 1.40% at December 31, 2006.  Management, based upon known circumstances and conditions, determines the level of allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends, regional and national economic conditions, and past estimates of losses as compared to actual losses.  During 2007, loans in the net amount of $82,000 were charged off and $39,000 of recoveries were recorded.  At December 31, 2007, loans in the amount of $1,482,000 were in non-accrual status.  Loans accruing interest in the amount of $653,000 were past due 30 days or more; no loans accruing interest were past due 90 days or more.  The Company will discontinue the accrual of interest on loans once they become 90 days past due or earlier when it becomes doubtful that the full principal and interest will be collected.  Once a loan is placed on non-accrual status, any interest that is collected will be recorded on a cash basis unless the ultimate collectibility of principal and interest is assured.

Total Other Income

Total other income amounted to $463,000 for 2007 compared to $548,000 for 2006, a 16% decrease.  The source of this income is primarily fees and service charges on deposit accounts, loan document preparation fees and mortgage loan referral fees.  The decrease was caused by a greater proportion of fees on commercial deposit accounts being paid by compensating balances and the downturn in the mortgage market, which caused a decline in mortgage loan referrals to a third party lender upon which fee income is earned.

Operating Expenses

Total operating expenses amounted to $8,178,000 for 2007 compared to $7,622,000 during 2006, a 7% increase.  This increase was caused by the growth of the Company, which included growth in asset and deposit size, growth in the number of deposit and loan accounts, the full year of costs for the two branches opened in the latter part of 2006 (one in July and one in November), costs associated with the operations center facility newly leased in late 2006, information processing costs related to the increased size of the Company, as well as increased audit, legal and compliance costs.  The increase was comprised of several categories.  Compensation and employee benefit costs increased by $231,000 or 6% over 2006.  The increase was caused by staff merit increases and a full year of staffing the two new branches, partially offset by lower incentive payments.  Occupancy and equipment cost increases of $200,000 or 17% over the prior year were the result of the expenses relating to the new branches, increases in lease costs (particularly for the new operations center), real estate taxes, increased utility costs and service contracts.  Marketing and public relations expense decreased by $181,000 or 38% compared to the prior year as the Company significantly reduced marketing in local newspapers, as well as on outdoor billboards and radio advertisements.  Data processing costs increased by $76,000 or 20%, compared to the prior year as a result of increased numbers of loan and deposit accounts maintained on the data processing systems, additional software purchases to run banking system applications and increased software maintenance expenses.  Professional services (primarily audit, director fees, consulting and appraisal expenses) increased by $77,000 or 12% on a year to year basis as a result of the increased cost of complying with Sarbanes-Oxley Section 404 and increased expenditures for director fees and appraisal services.  Other general and administrative costs increased by $153,000, or 19%, versus the prior year primarily due to the increased cost of FDIC deposit insurance premiums.  The premiums for FDIC insurance increased for all insured banks in 2007 however most banks received an offsetting assessment credit from the FDIC for premiums paid in prior years.  Because the Company’s subsidiary bank is relatively new (opened in 2001) it did not receive any deposit insurance assessment credits from the FDIC.  Also impacting other general and administrative costs were increased costs for postage, delivery, OCC assessments and office supplies.

Provision for Income Taxes

Income tax expense of $179,000 was recorded during 2007 compared to $472,000 recorded in 2006.  This decline was caused by the lower level of earnings in 2007 and the growth of the Company’s portfolio of municipal bonds, which are tax-free for federal purposes.  At December 31, 2007, the Company had approximately $432,000 in net operating loss carry forwards available to offset future taxable earnings, if any, under current Federal tax laws.  Net operating loss carry forwards are available for a period of up to 20 years to offset taxable income in those years.  As the Company continues to generate taxable income in the future, this utilization of carry-forwards will continue to reduce income taxes paid until the $432,000 is exhausted.

FINANCIAL CONDITION

Overview

Total assets at December 31, 2007, amounted to $289.5 million compared to $281.4 at December 31, 2006, an $8.1 million or 3% increase.  Approximately 97% of the total assets at year-end 2007 were held in earning assets, with total loans equaling $217.3 million (an 8% increase), investment securities equaling $61.1 million (a 16% decrease) and interest bearing cash equivalents totaling $8.8 million.  At December 31, 2006, earning assets equaled approximately 97% of total assets, with total loans equaling $200.7 million, investment securities totaling $70.9 million and interest bearing cash equivalents totaling $6.7 million.  The aggregate of deposits and borrowed funds equaled $265.9 million at December 31, 2007, a 3% increase over the $258.2 million level at December 31, 2006.

Loans

The 8% increase in loan balances from year to year was the result of the application of the Company’s strategy of continued focus on growing the loan portfolio from within the Company’s market area, which primarily covers a substantial portion of Worcester County.  Continued growth of the loan portfolio is dependent upon management’s assessment of risks and opportunities in its future lending activities in addition to a variety of competitive and economic factors.

	December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:	$	%	$	%	$	%	$	%	$	%
Residential	21,610	9.96	15,048	7.51	15,278	8.46	17,392	11.65	21,273	20.03
Commercial	128,283	59.12	110,693	55.25	91,497	50.69	78,571	52.61	47,986	45.18
Total real estate loans	149,893	69.08	125,741	62.75	106,775	59.16	95,963	64.26	69,259	65.21
Commercial loans	54,667	25.19	61,931	30.91	58,681	32.51	41,180	27.57	31,758	29.90
Consumer loans	12,441	5.73	12,710	6.34	15,030	8.33	12,197	8.17	5,199	4.89
Total loans	217,001	100.00	200,382	100.00	180,486	100.00	149,340	100.00	106,216	100.00
Net deferred loan fees	320		286		362		353		420
Allowance for losses	(2,844)		(2,807)		(2,615)		(2,025)		(1,413)
Loans, net	214,477		197,861		178,233		147,668		105,223

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans, having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.The amounts shown below exclude applicable loans in process, unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.
December 31, 2007 (In thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$24,657	$5,358	$421	$30,436
More than one to five years	26,613	12,276	371	39,261
More than five years	98,623	37,033	11,649	147,304
Total	$149,893	$54,667	$12,441	$217,001

Interest rate terms on amounts due after one year:
Fixed-rate loans	$33,961	$14,657	$4,074	$52,693
Adjustable-rate loans	91,275	34,652	7,946	133,872
Total	$125,236	$49,309	$12,020	$186,565

Investment Securities

The Company views the investment portfolio both as a means of generating earnings and as a source of liquidity.  The portfolio at year-end was comprised primarily of government agency securities and mortgage backed securities.  At December 31, 2007, approximately $7.0 million of the portfolio was scheduled to mature within one year and $50.3 million after one year.  Approximately $20.4 million of the portfolio securities are subject to calls prior to final maturity.  During 2007, the company purchased $1.0 million of Mortgage-backed securities, $2.0 million in U.S. Government agencies and $2.0 million of municipal securities.  The average years-to-maturity of the mortgage-backed securities portfolio at December 31, 2007 was 15.9 years.

	December 31,
	2007		2006		2005
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Gov’t Sponsored Enterprises	$13,980	$14,168	$19,956	$19,807	$21,159	$20,766
Mortgage-backed securities	31,116	31,429	34,852	34,775	19,135	18,827
Total available-for-sale	45,096	45,597	54,808	54,582	40,294	39,593

Securities held-to-maturity:
Gov’t Sponsored Enterprises	2,000	1,997	3,997	3,970	4,982	4,944
Mortgage-backed securities	4,214	4,215	5,114	5,046	4,103	4,036
Municipals	5,373	5,408	3,352	3,384	-	-
Other bonds	100	100	50	50	25	25
Total held-to-maturity	11,687	11,720	12,513	12,450	9,110	9,005
Total	$56,783	$57,317	$67,321	$67,032	$49,404	$48,598

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2007.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2007 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:	$	%	$	%	$	%	$	%	$	%
Gov’t Sponsored Enterprises	4,990	4.21	4,175	4.40	996	4.44	4,007	5.76	14,168	4.72
Mortgage-backed securities	1,738	4.71	-	-	2,866	4.71	26,825	5.32	31,429	5.23
Total available-for-sale	6,728	4.34	4,175	4.40	3,862	4.64	30,832	5.38	45,597	5.07

Securities held-to-maturity:
Gov’t Sponsored Enterprises	2,000	4.58	-	-	-	-	-	-	2,000	4.58
Mortgage-backed securities	-	-	-	-	3,017	4.87	1,197	4.89	4,214	4.88
Municipals	-	-	-	-	330	3.97	5,043	4.28	5,373	4.26
Other bonds	-	-	75	4.61	25	5.65	-	-	100	4.87
Total held-to-maturity	2,000	4.58	75	4.61	3,372	4.79	6,240	4.39	11,687	4.54
Total	8,728	4.39	4,250	4.40	7,234	4.71	37,072	5.21	57,284	4.96

Cash and Cash Equivalents

Cash and cash equivalents amounted to $8.8 million at December 31, 2007 compared to $6.7 million at December 31, 2006.  The increase of $2.1 million was primarily due to a higher level of federal funds sold at December 31, 2007.

Liabilities

Deposits

At December 31, 2007, total deposits amounted to $202.2 million compared to $191.8 million at December 31, 2006, a $10.4 million or 5% increase.  During 2007, management continued its strategy to lessen the Company’s reliance on high cost deposit products.  The maturity structure of the certificate of deposit portfolio, which is reflected in the following table, was shortened whenever possible by altering product pricing and offerings.  Certificates of deposit decreased $16.7 million or 13% and equaled $107.4 million at December 31, 2007. A significant portion of this volume decrease stayed within the Company, but moved to a high yielding savings product introduced in the spring of 2007.  Personal and commercial savings, money market and NOW accounts grew by $22.4 million to $65.6 million, and demand deposit accounts increased by $4.7 million and equaled $29.2 million or 14% of total deposits.  Of the total certificates of deposit, 95%, or approximately $102.3 million, are scheduled to mature in 2008.  Demand deposits, savings, money market and NOW accounts are considered core deposits.  To attract new core depositors, the Company conducts deposit promotion campaigns comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  The Company also keeps up-to-date with technological advances and offers new products and services desirable to our customers, such as remote deposit capture.  Management believes that the new relationships that result from these efforts provide valuable opportunities to cross-sell other deposit and loan products and services, as well as build a solid base of core deposits.

December 31, 2007 (In thousands)	Certificates of Deposit
Maturity Period
Three months or less	$37,812
Over three through six months	53,568
Over six through twelve months	10,982
Over twelve months	5,048
Total	$107,410

Borrowings

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7,732,000.  The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly (March, June, September and December) at the 3-month LIBOR rate plus 1.85%.  The interest rate at December 31, 2007 was 6.84%.  A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.  The Company also borrows in the form of advances from the FHLBB, issues overnight repurchase agreements and, on occasion, borrows funds in the federal funds market.  The overnight repurchase agreements result from a customer cash management product which experienced growth during 2007.  The outstanding level of FHLBB advances at December 31, 2007 was lower than at the end of 2006 as a result of the growth in deposit and repurchase agreement balances.  The following table details the borrowing activity for the past three years.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Maximum amount outstanding at any month-end during the period:
FHLB advances	$61,250	$59,500	$34,500
Overnight Repurchase Agreements	13,587	7,169	-
Federal Funds Purchased	1,325	500	-
Subordinated Debt	7,732	7,732	7,732
Average amount outstanding during the period (1):
FHLB advances	$51,000	$43,687	$30,107
Overnight Repurchase Agreements	8,466	1,618	-
Federal Funds Purchased	342	211	73
Subordinated Debt	7,732	7,732	339
Weighted average interest rate during the period (1):
FHLB advances	4.61%	4.37%	3.32%
Overnight Repurchase Agreements	4.33%	4.89%	-
Federal Funds Purchased	5.49%	5.49%	3.67%
Subordinated Debt	7.38%	7.00%	6.26%
Balance outstanding at end of period:
FHLB advances	$48,750	$52,250	$33,500
Overnight Repurchase Agreements	7,214	5,946	-
Federal Funds Purchased	-	500	-
Subordinated Debt	7,732	7,732	7,732
Weighted average interest rate at end of period:
FHLB advances	4.37%	4.62%	3.61%
Overnight Repurchase Agreements	3.37%	4.88%	-
Federal Funds Purchased	-	5.50%	-
Subordinated Debt	6.84%	7.21%	6.26%
(1)	Averages are based on daily balances.

Capital Resources

The FRB, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies.  Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%.  At December 31, 2007, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.  A minimum requirement of 4.0% of Tier 1 leverage capital is also mandated.  On December 31, 2007, the Tier 1 leverage capital ratio for the Company and the Bank was 9.40% and 8.68%, respectively.  At December 31, 2007, the Bank was categorized as “well capitalized” as defined by federal regulators.

The Company has been successful in achieving the primary targets contained within its business plan, as evidenced by the growth in the loan and deposit portfolios and thus, growth in total assets.  The business plan for 2008 reflects continued levels of growth in quality loans, deposits and total assets, and continued profitability on a quarter-to-quarter basis.  The Company anticipates in its 2008 Business Plan that current levels of Stockholders’ Equity, coupled with a continuation of profitable operations, will be sufficient to support such growth in total assets by meeting the FDIC, OCC and FRB requirements for capital adequacy.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Policies Related to the Accrual of Interest Income

The Company and the Bank normally recognize income on earning assets on the accrual basis, which calls for the recognition of income when earned, rather than when it is collected.  The Bank’s policy is to classify a loan 90 days or more past due with respect to principal or interest as a non-accruing loan, unless the ultimate collectibility of principal and interest is assured.  Income accruals are suspended on all non-accruing loans, and all the previously accrued and uncollected interest is typically charged against current income.  A loan remains on non-accrual status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollected and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at its estimated fair value, less any estimated costs to sell.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as expenses in other non-interest expense in the statement of operations.  The following table details non-performing assets for each of the past five year-end dates.

	December 31,
(Dollars in thousands)	2007		2006		2005		2004		2003
Nonaccrual loans:	$		$		$		$		$
Residential real estate		-		-		-		-		-
Commercial real estate		490		-		151		-		-
Construction		-		-		-		-		-
Commercial		992		67		1,136		-		47
Consumer		-		-		-		-		-
Total		1,482		67		1,287		-		47

Accruing loans past due 90 days or more:		-		-		-		-		-
Total of nonaccrual and 90 days or more past due loans		1,482		67		1,287		-		47

Other nonperforming assets		-		-		-		-		-
Total nonperforming assets		1,482		67		1,287		-		47
Troubled debt restructurings		-		-		-		-		-
Troubled debt restructurings and total nonperforming assets		$1,482		$67		$1,287		$-		$47

Total nonperforming loans to total loans		0.68%		0.03%		0.71%		-		0.04%
Total nonperforming loans to total assets		0.51%		0.02%		0.52%		-		0.03%
Total nonperforming assets and troubled debt restructurings to total assets		0.51%		0.02%		0.52%		-		0.03%

Total nonperforming loans increased from December 31, 2006 to December 31, 2007 as a result of the addition of four loans to nonaccrual status.  Interest income that would have been recorded for the year ended December 31, 2007, had nonaccruing loans been current according to their original terms amounted to $53,000.  No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2007.  Interest income related to currently non-accrual loans in the amount of $94,000 was recorded and received during 2007 prior to the placement of these loans on non-accrual status.

Loan Portfolio Monitoring

The Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank, subject to certain limitations.  The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank’s portfolio, and sets loan authority limits for each lender.  These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience.  Loan requests that exceed that lender’s authority require the approval of either the President or the Officers’ Loan Committee.  All extensions of credit over a $1,250,000 dollar threshold to any one borrower, or related party interest, are reviewed and approved by the Executive Committee of the Bank’s Board of Directors.

Using a variety of management reports, the Bank’s loan portfolio is regularly monitored by credit administration, senior management and the Board of Directors.  The loan portfolios as a whole, as well as individual loans, are reviewed for payment performance, creditworthiness and strength of documentation.  The Bank uses an external loan review firm to assist in monitoring the commercial loan portfolio.  Credit risk ratings are assigned to commercial loans and are regularly reviewed.

All loan officers are required to service their loan portfolios and account relationships.  Remedial actions would be taken, as necessary, to assure full and timely payments of loan balances.

Allowance for Loan Losses

The Allowance for Loan Losses (the “ALL”) is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date.  The Bank reviews the adequacy of the ALL at least quarterly.  The methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio.  This assessment incorporates a broad range of factors including previous loss experience, if any, asset quality trends, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and the estimated fair value of collateral.  Losses are charged against the ALL when management believes that the collectibility of principal is doubtful.  To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through a provision or credit to earnings.  As part of the Bank’s analysis of specific credit risk, extensive reviews are done on problematic credits when identified on the watch and non-performing assets lists.  At December 31, 2007, $653,000 of loans accruing interest were past due more than 30 days and no loans accruing interest were past due 90 days or more.  At December 31, 2007, eight loans in the amount of $1,482,000 were in nonaccrual status.

The ALL consists of two components:

Allocated Allowances – represents management’s assessment of potential losses associated with problem loan relationships over a certain size identified on the watch list and non-performing asset list.  Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan’s original effective interest rate.  When the fair value of the collateral (if the loan is collateral dependent) or the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific reserve.

General Allowances – represents a reflection of risk associated with adversely graded/watch list commercial loans for which an allocated reserve has not been provided.  It is based on the premise that, while loss exposure associated with any one particular credit may be greater than the percentages assigned, the losses that will be incurred by the pool of loans in an adverse grade will be consistent with these percentages.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans
Residential real estate	$76	10.0%	$27	7.5%	$34	8.4%	$52	11.6%	$57	19.9%
Commercial real estate	1,840	59.1	1,624	55.2	1,352	50.7	1,073	52.6	792	45.0
Commercial	856	25.2	1,107	31.0	1,174	32.6	826	27.7	538	30.2
Consumer	72	5.7	49	6.3	55	8.3	74	8.1	26	4.9
Total allowance for loan losses	$2,844	100.0%	$2,807	100.0%	$2,615	100.0%	$2,025	100.0%	$1,413	100.0%

           Although the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and its results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while the Company believes it has established its allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing its loan portfolio, will not require the Company to increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect its financial condition and results of operations.  The following table details activity within the allowance for loan losses during the past five years.

(Dollars in thousands	2007		2006		2005		2004		2003
Allowance at beginning of period	$2,807		$2,615		$2,025		$1,413		$756

Provision for loan losses	80		216		590		612		659
Charge offs:
Residential real estate loans	-		-		-		-		-
Commercial real estate loans	-		-		-		-		-
Commercial loans	(82)		(13)		-		-		-
Consumer loans	-		(12)		-		-		(2)
Total charge-offs	(82)		(25)		-		-		(2)

Recoveries
Commercial loans	33
Consumer loans	6		1		-		-		-
Total Recoveries	39

Net charge-offs	(43)		(24)		-		-		(2)

Allowance at end of period	$2,844		$2,807		$2,615		$2,025		$1,413

Allowance to nonperforming loans	1.9	X	41.9	X	2.0	X	(	*)	30.1	X
Allowance to total loans outstanding at the end of the period	1.31%		1.40%		1.45%		1.35%		1.33%
Net charge-offs to average loans outstanding during the period	0.02%		0.01%		-		-		0.00%
(*) The Company had no nonaccrual loans at the end of 2004

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

Interest rate risk includes interest rate sensitivity.  Sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates.  The Asset/Liability Committee, which meets on a quarterly basis, develops and implements the Company’s strategy for managing the potential impact of changing interest rates.  The general objective of the Asset/Liability Committee is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin of the Company.    As growth in assets continues, the Company will continuously structure its rate sensitivity position in an effort to protect against rapidly rising or falling interest rates.  The Company has established guidelines to maintain an acceptable balance between rate sensitive assets and liabilities.

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

RISK MANAGEMENT

Management and the Boards of Directors of the Company and the Bank are committed to sound risk management practices throughout the organization.  A third party internal audit firm performs periodic audits of the Company’s policies and procedures.  Risks associated with the Company’s business activities and products are identified and measured as to probability of occurrence and impact on the Company (low, moderate, or high), and the control of other activities in place to manage those risks are identified and assessed.  The firm reports its findings to the Audit Committee of the Company’s Board of Directors.  Department-level and senior managers of the Company and the Bank are responsible for implementing changes recommended by the internal audit firm and approved by the Audit Committee.  This documented program provides management and the Board of Directors with a comprehensive framework for monitoring the Company’s risk profile from a macro perspective, while also serving as a tool for assessing internal controls over financial reporting.

Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  The Company’s primary market risk exposure is interest rate risk.  Interest rate risk is the exposure to movement in interest rates, which could affect the Company’s net interest income.  It is the responsibility of the Bank’s Asset/Liability Committee (“ALCO”) to manage the interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of both the Company’s and the Bank’s assets and liabilities.  Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors.  The ALCO, composed of members of the Board of Directors and senior management, meets at least quarterly to review and develop asset/liability management strategies and tactics.  The ALCO is responsible for ensuring that the Board of Directors receives timely, accurate information regarding the Company’s interest rate risk position.  Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates.  The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company’s various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of deposits.

Through the use of a computerized modeling system maintained by outside consultants, the potential effect on the Company’s net interest income (“NII”) of possible changes in interest rates, in rising and declining scenarios is determined and evaluated by ALCO.  This evaluation is performed each quarter based upon the Company’s financial data as of February, May, August and November.  ALCO has established a maximum limit for the change in net interest income over a twelve-month period.  This limit requires that NII for the projected next twelve-month period will not be reduced by more than 5% for every 100 basis point (given a gradual ramp) change in interest rates.  In addition, the limits require that the projected Return on Assets (“ROA”) for the next twelve months will not be reduced by more than 10 basis points for every 100 basis point (given a gradual ramp) change in interest rates.  Exceptions to the tolerance limits will be considered “significant” when measurements for both NII and ROA are beyond the tolerance limits.  The Company’s most recent model simulation reflects a 1.20% improvement in NII and a 3 basis point increase in ROA if market rates decline by 100 basis points, a 6.22% improvement in NII and a 10 basis point increase in ROA if market rates decline by 200 basis points and a 13.22% reduction in NII and a 30 basis point reduction in ROA if market rates increase by 200 basis points over a one year period.  These changes in a declining rate scenario fall within the ALCO established limits for NII and ROA for the projected next twelve months. These changes in a rising rate scenario are outside the established limits for NII and ROA for the projected next twelve months.  Although the likelihood of an increase in the interest rate environment appears remote, management and ALCO develops strategies that would be implemented to limit the reduction in NII and ROA if such an interest rate scenario were to occur.  The following table depicts the potential effect on the Company’s net interest income of various possible changes in interest rates, in rising and declining scenarios, over a two-year period forecast as of November 30, 2007.

Changes in Net Interest Income and Return on Assets
(over a two-year period) (Dollars in thousands)	as of November 30, 2007
Change in Interest Rates During Year One	Net Interest Income	Percent Change	Change in Return on Assets

200 basis point rise	$9,551	(13.22%)	(0.30%)
Flat-rate scenario	11,006
100 basis point decline	11,138	1.20%	0.03%
200 basis point decline	11,691	6.22%	0.10%

Change in Interest Rates During Year Two	Net Interest Income	Percent Change	Change in Return on Assets

200 basis point rise	$11,031	(9.99%)	(0.26%)
Flat-rate scenario	12,256
100 basis point decline	12,395	1.13%	0.02%
200 basis point decline	12,987	5.96%	0.05%

Based upon the interest rate environment that existed as of January 30, 2008

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

During the past year, the magnitude of the Company’s expectations for potential changes in the interest rate environment have changed and the Company’s balance sheet structure has also changed in reaction to market conditions, as well as the implementation of management’s balance sheet growth strategies.  A year ago, the simulation of the Company’s net interest income was based upon similar interest rate change assumptions (yet with different spreads between the yield on long versus short term assets) and a different balance sheet structure (maturities of liabilities were longer term).  The current balance sheet is similarly positioned to benefit from a decline in market interest rates as it was one year ago, and the results of declining rate simulations were within the risk tolerance limits established by the Board of Directors.

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

The Company could enter into interest rate swap, cap or floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable deposits rise or rates on variable rate loans decline.  No interest rate swap, cap or floor contracts were entered into during the years ended December 31, 2007 or 2006.

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

LIQUIDITY AND CAPITAL RESOURCES MANAGEMENT

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand and/or deposit withdrawal demand, and to meet other business opportunities that require cash.  Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowings, deposit generation and earnings.  Additionally, the Company’s investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Company.  The portfolio is fairly liquid, with a weighted average life of 5.2 years, and is available to be used as a source of funds, if needed.  Eighty percent of the portfolio is held as available-for-sale.  Including the effect of potential calls on specific investments, the weighted average life of the portfolio is 3.8 years.

Approximately $13.9 million in capital was generated during the Bank’s initial stock offering.  The Bank conducted a subscription rights and community offering in 2003 to raise additional capital to support further growth as was planned in the original business plan.  This offering resulted in the issuance of 721,581 additional shares of common stock and provided net proceeds of $6.5 million.  The offering also resulted in the issuance of warrants to purchase 180,395 shares of common stock at a price of $11.00 per share at any time on or before September 30, 2006.  As of the warrant expiration date, 170,566 shares had been issued as a result of warrant exercises providing additional capital of $1.9 million.  Stockholders’ equity at December 31, 2007 equaled $21.2 million.  This level of capital does not include the $7.7 million of trust preferred securities issued by the Company in 2005, of which approximately $6.9 million may be treated as capital for regulatory purposes.  Under applicable provisions of federal banking law, the Company must meet specific quantitative capital requirements.  See Item I, “Description of Business” and “Notes to Consolidated Financial Statements, Note 12.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Bank issues financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  At December 31, 2007, these financial instruments included commitments to originate loans, unused lines of credit and secured lines of credit totaling $72.9 million; $11.1 million of which involved original maturities in excess of one year.  In addition, the Company had issued letters of credit totaling $3.1 million at December 31, 2007.  For further information see “Notes to Financial Statements, Note 10 (a) Financial Instruments with Off-Balance Sheet Risk.”

For the year ended December 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This statement was effective for new transactions occurring and for subsequent measurement as of January 1, 2007. Management did not adopt the fair value method of accounting for its servicing rights. Therefore, the adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority assuming full knowledge of the position and all relevant facts. The provisions of this interpretation were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7 - FINANCIAL STATEMENTS

The information required by this item 7 is contained on pages F-1 to F-24 of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company. For information regarding the Company’s change in accountant during 2007, see the section captioned “Audit Related Matters - Changes in Independent Registered Public Accounting Firm” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 8A(T) - CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 31 of this Annual Report on Form 10-KSB.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-KSB and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

For information regarding executive compensation the section entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

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

Information required by this item is incorporated herein by reference to the section entitled “Items to be Voted on by Stockholders—Item 2—Approval of the CNB Financial Corp. 2008 Equity Incentive Plan—Equity Compensation Plan Information” in the Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13 - EXHIBITS

Exhibit No.	Description
3.1	Articles of Association(1)
3.2	Bylaws(1)
4.1	Common Stock Certificate(2)
10.1	Lease for 33 Waldo Street, Worcester, Massachusetts(3)
10.2*	Amended and Restated Stock Option Plan(4)
10.3	Lease for 67 Millbrook Street, Worcester, Massachusetts(5)
10.4*	Lease for 26 W. Boylston Street, West Boylston, Massachusetts(5)
10.5*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Charles R. Valade(6)
10.6*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and William M Mahoney(6)
10.7*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Christine Trifari(6)
10.8*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Andrea J. White(6)
21.0	Subsidiaries of Small Business Issuer
23.1	Consent of KPMG, LLP
23.2	Consent of Wolf & Company, P.C.
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
_____________________________________________________________________________________________
*      Management contract or compensatory plan, contract or arrangement.
(1)   Incorporated by reference in this document to the Form 8-K12G3 filed with the Securities and Exchange Commission on December 19, 2005.
(2)   Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.
(3)   Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2006.
(4)   Incorporated by reference in this document to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2007.
(5)   Incorporated by reference in this document to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.
(6)   Incorporated herein by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on May 22, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the sections captioned “Audit Related Matters – Auditor Fees” and “Items to be Voted on by Stockholders – Item 3 – Ratification of the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNB Financial Corp.:

We have audited the accompanying consolidated balance sheet of CNB Financial Corp. (the Company) and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNB Financial Corp.:

We have audited the accompanying consolidated balance sheets of CNB Financial Corp. (the Company) and its and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Boston, Massachusetts
March 22, 2007

CNB FINANCIAL CORP.

Consolidated Balance Sheets
As of December 31, 2007 and 2006
	2007	2006
ASSETS
Cash and Cash Equivalents	$8,825,000	$6,736,000
Investment Securities Available-for-Sale	45,597,000	54,582,000
Investment Securities Held To Maturity, (Fair Value of
$11,720,000 as of December 31, 2007 and $12,450,000
as of December 31, 2006)	11,687,000	12,513,000

Federal Reserve Bank Stock	761,000	700,000
Federal Home Loan Bank Stock	3,052,000	3,070,000

Loans	217,321,000	200,668,000
Less-Allowance for Loan Losses	(2,844,000)	(2,807,000)

Loans, Net	214,477,000	197,861,000

Premises and Equipment, Net	2,378,000	2,521,000
Accrued Interest Receivable	1,100,000	1,297,000
Deferred Tax Asset (Note 8)	1,123,000	1,553,000
Prepaid Expenses and Other Assets	494,000	531,000
	$289,494,000	$281,364,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$202,238,000	$191,807,000
Federal Home Loan Bank Advances	48,750,000	52,250,000
Federal Funds Purchased	-	500,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	7,214,000	5,946,000
Accrued Expenses and Other Liabilities	2,407,000	2,958,000
Total Liabilities	268,341,000	261,193,000

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock Par Value: $1.00 per share as of December 31, 2007 and 2006
Shares Authorized: 10,000,000 as of December 31, 2007 and 2006
Issued and Outstanding: 2,283,000 as of December 31, 2007 and 2006	2,283,000	2,283,000
Additional Paid-in Capital	20,291,000	20,154,000
Accumulated Deficit	(1,754,000)	(2,151,000)
Accumulated Other Comprehensive Income (Loss)	333,000	(115,000)
Total Stockholders’ Equity	21,153,000	20,171,000
	$289,494,000	$281,364,000
See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Operations
For the Years December 31, 2007 and 2006
	2007	2006

Interest and Divided Income:
Interest and Fees on Loans	$15,535,000	$13,863,000
Interest and Dividends on Investments	3,378,000	3,107,000
Total Interest and Dividend Income	18,913,000	16,970,000

Interest Expense:
Interest Expense on Deposits	7,254,000	6,046,000
Interest Expense on Borrowings	3,288,000	2,526,000
Total Interest Expense	10,542,000	8,572,000

Net Interest Income	8,371,000	8,398,000

Provision for Loan Losses	80,000	216,000

Net Interest Income, After Provision
for Loan Losses	8,291,000	8,182,000

Other Income:
Fees on Deposit Accounts	208,000	215,000
Loan Related Fees	153,000	214,000
Other	102,000	114,000
Security Gains	-	5,000
Total Other Income	463,000	548,000

Operating Expenses:
Employee Compensation and Benefits	4,391,000	4,160,000
Occupancy and Equipment	1,359,000	1,160,000
Professional Fees	705,000	628,000
Marketing and Public Relations	299,000	480,000
Data Processing Expenses	464,000	387,000
Other General and Administrative Expenses	960,000	807,000
Total Operating Expenses	8,178,000	7,622,000

Income Before Income Taxes	576,000	1,108,000

Income Taxes Expense	179,000	472,000
Net Income	$397,000	$636,000

Net Income per Basic Share	$0.17	$0.29
Net Income per Diluted Share	$0.17	$0.29
Weighted Average Shares - Basic	2,283,000	2,173,000
Weighted Average Shares - Diluted	2,294,000	2,221,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	2,113,000	$2,113,000	$18,314,000	$(2,787,000)	$(414,000)	$17,226,000

Net Income				636,000	-	636,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale, net of Deferred Taxes of $176,000					299,000	299,000
Total Comprehensive Income						935,000

Share-Based Compensation			140,000			140,000
Exercise of Warrants	170,000	170,000	1,700,000			1,870,000

Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	$(2,151,000)	$(115,000)	$20,171,000

Net Income				397,000	-	397,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale, net of Deferred Taxes of $279,000					448,000	448,000
Total Comprehensive Income						845,000
Share-based Compensation			137,000			137,000

Balance, December 31, 2007	2,283,000	$2,283,000	$20,291,000	$(1,754,000)	$333,000	$21,153,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2007 and 2006

Cash Flows from Operating Activities:	2007	2006
Net Income	$397,000	$636,000
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities–
Share-Based Compensation	137,000	140,000
Provision for Loan Losses	80,000	216,000
Increase in net Deferred Loan Costs	(30,000)	(64,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	298,000	309,000
Deferred Tax Expense	151,000	327,000
Gain on Sale of Securities	-	(5,000)
Changes in Assets and Liabilities–
(Increase) Decrease in Accrued Interest Receivable	197,000	(326,000)
(Increase) Decrease in Other Assets	37,000	(204,000)
(Increase) Decrease in Accrued Expenses and Other Liabilities	(551,000)	1,457,000

Net Cash Provided by Operating Activities	716,000	2,486,000

Cash Flows from Investing Activities:
Purchases of Investment Securities Held-to-Maturity	(2,071,000)	(3,377,000)
Purchases of Investment Securities Available-for-Sale	(2,999,000)	(27,276,000)
Principal Payments on Mortgage Backed Securities (CMOs)	5,708,000	4,944,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	2,000,000	1,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	8,000,000	2,000,000
Purchase of Federal Reserve Stock and FHLBB Stock	(43,000)	(1,393,000)
Sale of Securities Available-for-Sale	-	4,860,000
Loan Originations, Net of Principal Repayments	(16,666,000)	(19,780,000)
Purchases of Premises and Equipment	(255,000)	(1,120,000)

Net Cash Used in Investing Activities	(6,326,000)	(40,142,000)

Cash Flows from Financing Activities:
Advances from FHLBB	86,847,000	88,100,000
Repayment of FHLBB Advances	(90,347,000)	(69,350,000)
Federal Funds Purchased (Sold)	(500,000)	500,000
Securities Under Agreement to Repurchase	1,268,000	5,946,000
Net Increase in Deposits	10,431,000	2,355,000
Common Stock Issuance	-	1,870,000

Net Cash Provided by Financing Activities	7,699,000	29,421,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,089,000	(8,235,000)

Cash and Cash Equivalents, Beginning of the Period	6,736,000	14,971,000

Cash and Cash Equivalents, End of the Period	$8,825,000	$6,736,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$11,150,000	$6,923,000
Taxes Paid	$45,000	$222,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

(1)                 ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly owned subsidiary Commonwealth National Bank (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts.  The Bank has a branch office at One West Boylston Street, Worcester, Massachusetts; 564 Main Street, Shrewsbury, Massachusetts; 701 Church Street, Northbridge, Massachusetts; 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by the Federal Reserve Board.  The Bank is subject to the regulations of, and periodic examinations by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank was organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001.

The holders of common stock of the Bank immediately prior to the reorganization received one share of common stock of the Company in exchange for each share of common stock of Bank held by them.  Outstanding certificates representing shares of common stock of the Bank now represent shares of the common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company.  The par value of the common stock changed from $5 for the Bank’s common stock to $1 for the Company’s common stock.  The holders of Bank options and warrants immediately prior to the reorganization are entitled to receive one option or warrant to acquire shares of the common stock of CNB Financial Corp. for each Bank option or warrant then held by them on the same terms and conditions.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company (only), as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement at December 31, 2007, consisted of subordinated debentures, including accrued interest amounting to $7.8 million issued to its unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those that relate to the determination of the allowance for loan losses, the recoverability of deferred tax assets, and other-than-temporary investment losses.

Significant Concentrations of Credit Risk

The Company grants commercial and residential mortgages and commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependant upon the real estate values and general economic conditions in this area.  Commercial real estate and commercial construction loans represent 59% and 59% of the total loan portfolio at December 31, 2007 and 2006, respectively.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

Cash and Cash Equivalents

For purpose of the statement of cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks, federal funds sold and securities purchased under the agreement to resell, all of which mature within ninety days.  At December 31, 2007, cash and cash equivalents consisted of cash on hand, amounts due from banks and overnight federal funds sold.

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

Any security that management believes has experienced a decline in value, which is deemed other than temporary, is reduced to its estimated fair value by a charge to operations.  Realized gains and losses on security transactions are computed using the specific identification method.  Amortization of premiums and discounts is included in interest and dividend income.  Discounts and premiums related to debt securities are amortized using the effective interest rate method.  The Company did not have any derivative financial instruments as of December 31, 2007 or 2006.

Loans

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans.  These loans are evaluated in the aggregate, according to the Company’s normal loan review process, which reviews overall credit evaluation, non-accrual status and payment experience.  Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

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

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Income Taxes

The Company records income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary difference between the accounting bases and the tax bases of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled.  A valuation allowance is established against deferred tax assets when, based upon the available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Advertising Costs

Advertising costs are charged to earnings when incurred.

Share-Based Payment
Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period for stock option awards.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

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

2007		2006
Net Income	$ 397,000	$ 636,000
Weighted Average Shares
Basic Shares	2,283,000	2,173,000
Effect of Dilution	11,000	48,000
Diluted Shares	2,294,000	2,221,000
Net Income Per Share
Basic EPS	$ 0.17	$ 0.29
Effect of Dilution	-	-
Diluted EPS	$ 0.17	$ 0.29

Outstanding stock options with exercise prices greater than the average price per common share are anti-dilutive and are not included in the computation of dilutive earnings per share.  The number of anti-dilutive options was 380,390 and 155,980 at December 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (the “fair value method”). This statement was effective for new transactions occurring and for subsequent measurement as of January 1, 2007. Management did not adopt the fair value method of accounting for its servicing rights. Therefore, the adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority assuming full knowledge of the position and all relevant facts. The provisions of this interpretation were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements."
This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

(3)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity by contractual maturity, with gross unrealized gains and losses, at December 31, 2007 and 2006 are shown below.  Expected maturities may differ from contractual maturities because issuers of these securities may have the right to call or prepay obligations with or without call or prepayment penalties.

2007
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses

Government Sponsored Enterprises Due within one year	$4,999,000	$-	$(9,000)	$4,990,000
Due after one year through five years	4,164,000	18,000	(7,000)	4,175,000
Due after five years through ten years	941,000	55,000	-	996,000
Due after ten years	3,876,000	131,000	-	4,007,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,729,000	12,000	(3,000)	1,738,000
Due after five years through ten years	2,911,000		(45,000)	2,866,000
Due after ten years	26,476,000	476,000	(127,000)	26,825,000
	$45,096,000	$692,000	$(191,000)	$45,597,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$2,000,000	$-	$(3,000)	$1,997,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,017,000	15,000	(7,000)	3,025,000
Due after ten years	1,197,000	-	(7,000)	1,190,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	5,043,000	42,000	(10,000)	5,075,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$11,687,000	$60,000	(27,000)	$11,720,000

Total Investment Securities	$56,783,000	$752,000	$(218,000)	$57,317,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

2006
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses

Government Sponsored Enterprises Due within one year	$6,000,000	$-	$(42,000)	$5,958,000
Due after one year through five years	11,162,000	-	(186,000)	10,976,000
Due after five years through ten years	930,000	24,000	-	954,000
Due after ten years	1,864,000	55,000	-	1,919,000
Mortgage-backed Securities (including CMOs)
Due after ten years	34,852,000	250,000	(327,000)	34,775,000
	$54,808,000	$329,000	$(555,000)	$54,582,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$1,997,000	$-	$(4,000)	$1,993,000
Due after one year through five years	2,000,000	-	(23,000)	1,977,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,702,000	3,000	(38,000)	3,667,000
Due after ten years	1,412,000	-	(33,000)	1,379,000
Municipals
Due after ten years	3,352,000	34,000	(2,000)	3,384,000
Other Bonds Due after one year through five years	50,000	-	-	50,000
	$12,513,000	$37,000	(100,000)	$12,450,000

Total Investment Securities	$67,321,000	$366,000	$(655,000)	$67,032,000

At December 31, 2007 and 2006, the Bank had callable investment securities of $11,040,000 and $11,091,000, respectively, in the available-for-sale category and $3,999,000 and $1,997,000, respectively, in the held-to-maturity category.

At December 31, 2007 and 2006, investment securities carried at amortized cost of $42,659,000 and $47,700,000, respectively, (fair value of $43,183,000 and $47,343,000, respectively), were pledged to secure public deposits and for other purposes required or permitted by law.

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”) and is required to invest in $100 par value stock of the FHLBB.  The Bank must invest in FHLBB stock in an amount equal to 0.35% of certain assets of the Bank (a minimum of $500) plus 4.5% of the Bank’s outstanding FHLBB advances and other activity with the FHLBB.  As and when such stock is redeemed, the Bank will receive an amount equal to the par value of the stock.  At December 31, 2007, $48,750,000 of advances from the FHLBB were outstanding (See Note 7) and the Bank held $3,052,000 in FHLBB stock.

The Bank is a member of the Federal Reserve Bank of Boston (the “FRBB”) and is required to invest in $100 par value stock of the FRBB in an amount equal to six percent of the Bank’s capital and surplus (one-half of the amount of the Bank’s subscription is paid to the FRBB and the remaining half is subject to call by the FRBB).  As and when such stock is redeemed, the Bank will receive an amount equal to the amount paid in.  At December 31, 2007, the Bank held $761,000 in FRBB stock.

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2007 and 2006.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

			2007
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

Government Sponsored Enterprises	$ -	$ -	$ 7,146	$ (19)	$ 7,146	$ (19)
Mortgage Backed Securities	-	-	11,527	(189)	11,527	(189)
Municipals	1,560	(10)	-	-	1,560	(10)

Total Temporarily Impaired Securities	$ 1,560	$ (10)	$ 18,673	$ (208)	$ 20,233	$ (218)

			2006
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Government Sponsored Enterprises	$ 994	$ (6)	$ 19,911	$ (249)	$ 20,905	$ (255)
Mortgage Backed Securities	3,942	(10)	14,962	(388)	18,904	(398)
Municipals	622	(2)	-	-	622	(2)

Total Temporarily Impaired Securities	$ 5,558	$ (18)	$ 34,873	$ (637)	$ 40,431	$ (655)

The Company had investment securities with an aggregate book value of $18,881,000 that have been in a continuous loss position for twelve months or more at December 31, 2007.  The aggregate unrealized loss for these securities equaled $208,000 at December 31, 2007.  The unrealized loss on investments is caused by changes in the interest rate environment.  The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them not to be other-than-temporarily impaired at December 31, 2007.

During 2007, the Company did not sell any investment securities.

(4)	LOANS

Major classifications of loans at December 31 follow:

	2007	2006
Commercial and Industrial	$54,987,000	$62,217,000
Commercial Real Estate	128,283,000	110,693,000
Residential Real Estate	21,610,000	15,048,000
Consumer	12,441,000	12,710,000
Total loans	217,321,000	200,668,000
Less-Allowance for Loan Losses	(2,844,000)	(2,807,000)
Total Loans, net	$214,477,000	$197,861,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At December 31, 2007, no loans accruing interest were past due 90 days or more and $1,482,000 of loans were on non-accrual status.  At December 31, 2006, no loans accruing interest were past due 90 days or more and $67,000 of loans were on non-accrual status.  Net deferred costs totaled $320,000 and $297,000 at December 31, 2007 and 2006, respectively.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2007	2006
Balance, Beginning of Year	$2,807,000	$2,615,000
Provision for Loan Losses	80,000	216,000
Less: Loans Charged-off	(82,000)	(25,000)
Recoveries of loans previously charged off	39,000	1,000
Balance, End of Year	$2,844,000	$2,807,000

As of December 31, 2007 and 2006, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	2007		2006
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans
Valuation Allowance Required	$ 1,482,000	$ 210,000	$ 67,000	$ 3,000
No Valuation Allowance Required	-	-	-	-
Total	$ 1,482,000	$ 210,000	$ 67,000	$ 3,000

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheets.  The average recorded investment in impaired loans for the years ended December 31, 2007 and 2006 was $585,000 and $207,000 respectively.  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

(5)	PREMISES AND EQUIPMENT

A summary of the Bank’s premises and equipment at December 31 follows:

	2007	2006	Estimated Useful Lives
Buildings	$ 639,000	$ 639,000	40 years
Leasehold Improvements	1,334,000	1,196,000	Lesser of useful life or remaining term of the lease
Software and Equipment	1,418,000	1,228,000	5 years
Computers	375,000	344,000	3 years
Furniture and Fixtures	281,000	225,000	10 years
Projects in Process	5,000	164,000	N/A
Total	4,052,000	3,796,000
Less-Accumulated Depreciation and Amortization	(1,674,000)	(1,275,000)
Net Premises and Equipment	$ 2,378,000	$ 2,521,000

Depreciation expense for the year ended December 31, 2007 and 2006 was $398,000 and $380,000, respectively and is classified as occupancy and equipment expense in the accompanying Consolidated Statements of Operations.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

(6)	DEPOSITS

A summary of deposits at December 31 follows:

	2007	2006
Demand Deposits	$29,219,000	$24,478,000
Savings and NOW Accounts	65,609,000	43,211,000
Certificates of Deposit	107,410,000	124,118,000
Total Deposits	$202,238,000	$191,807,000

Certificates of deposit of $100,000 and over totaled $37,208,000 and $48,524,000 at December 31, 2007 and 2006, respectively.  Certificates of deposit of under $100,000 totaled $70,202,000 and $75,594,000 at December 31, 2007 and 2006, respectively.

The following is a summary of original maturities of certificates of deposits at December 31, 2007:
2008	$102,362,000
2009	3,022,000
2010	1,848,000
2012	79,000
2014	99,000
Total	$107,410,000

 (7)                           Borrowings

Advances from the FHLBB at December 31, 2007 and 2006, have the following maturities:
($ thousands)	2007		2006
Year ending December 31:	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007			$ 35,000	4.88%
2008	$ 12,000	4.41%	4,500	3.89
2009	13,250	4.50	5,250	4.37
2010	500	3.97	500	3.97
2011 and beyond	23,000	4.27	7,000	4.04
Total	$ 48,750	4.37%	$ 52,250	4.62%

Under terms of a blanket collateral agreement, advances from the FHLBB are collateralized by qualifying first mortgages.

Subordinated debt at December 31, 2007 consists of subordinated debentures payable to the company’s unconsolidated special purpose entity, Commonwealth National Bank Statutory Trust I that issued trust preferred securities to a pooled investment vehicle on December 16, 2005.  The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly (March, June, September and December).  The interest rate at December 31, 2007 was 6.84% and the next repricing date is June 15, 2008.  A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

No federal funds purchased were outstanding at December 31, 2007.

Securities under agreement to repurchase at December 31, 2007 equaled $7,214,000 and were generated by the customer deposit overnight sweep product.  The overnight rate paid on December 31, 2007 was 3.37%.  At December 31, 2006, securities under agreement to repurchase equaled $5,946,000.  The overnight rate paid on December 31, 2006 was 4.88%

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

(8)                 INCOME TAXES

The components of federal and state income tax expense for the years ended December 31, 2007 and 2006 are as follows:
	2007	2006
Current Expense:
Federal Expense	$8,000	$26,000
State Expense	20,000	119,000
Total Current Expense	28,000	145,000
Deferred Expense (Benefit):
Federal Expense	163,000	353,000
State Benefit	(12,000)	(26,000)
Total Deferred Expense	151,000	327,000
Income Tax Expense	$179,000	$472,000

A reconciliation of federal income tax expense to the amount computed by applying the statutory federal income tax rate to loss before federal income tax for the years ended December 31, 2007 and 2006 follows:
	2007	2006
Pre-Tax Income	$576,000	$1,108,000
Expected Federal Tax at 34%	196,000	377,000
State Tax, net of Federal	5,000	61,000
Impact of municipal income	(53,000)	(20,000)
Impact of share based payments	47,000	48,000
Other	(16,000)	6,000
Total Income Tax Expense	$179,000	$472,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 follow:

	2007	2006
Deferred Income Tax Assets
Allowance for Loan Loss	$1,164,000	$1,149,000
Net Operating Loss	137,000	340,000
Unrealized Loss on Investment Securities	-	111,000
Other	96,000	94,000
Net Deferred Tax Asset	1,397,000	1,694,000
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	168,000	-
Depreciation	106,000	141,000
Gross Deferred Liabilities	274,000	141,000

Net Deferred Taxes	$1,123,000	$1,553,000

Initial operating losses, coupled with recent periods of profitable operations, have resulted in available tax loss carry-forwards of approximately $432,000.  These carry-forwards expire in 2025 and are subject to review and possible adjustment by the Internal Revenue Service.  The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year under certain circumstances, including significant changes in ownership interests.  Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.  A deferred tax asset valuation allowance is required to reduce the potential tax benefit when it is more likely than not

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

that all or some portion of the potential benefit will not be realized due to the lack of sufficient taxable income in the carry-forward period.  It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax asset.  Therefore, no valuation allowance was deemed necessary at December 31, 2007 or 2006.  It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(9) STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the Plan) for employees and directors of the Bank.  The Compensation Committee of the Board of Directors administers the Plan, which has authorized 400,000 shares for grant (as amended on May 19, 2005).  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.  The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.  On March 22, 2007, the Board of Directors authorized the granting of 69,670 shares at the then fair market value of $11.60 per share to employees of the Bank under the provisions of this Plan.

The following table summarizes the Company’s activities with respect to its stock option plan for the year 2007:
Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2007	252,305	$11.77	7.35 years
Granted	69,670	11.60	9.23 years
Exercised	-
Forfeited	34,085	11.76
Outstanding at December 31, 2007	287,890	$11.73	6.97 years
Exercisable at December 31, 2007	154,173	$11.20	5.69 years

The aggregate intrinsic value of the options exercisable and outstanding at December 31, 2007 equals $415,000 and $869,000, respectively.  Total unrecognized compensation costs associated with the unvested options outstanding at December 31, 2007 equals $320,000 and will be recognized over an average of 1.8 years.

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

The Company adopted SFAS 123R using the modified prospective transition method.  Under this method, compensation expense recognized during the twelve months ended December 31, 2007 and 2006 equaled $137,000 and $140,000, respectively and reflected (a) compensation expense for all share-based awards granted prior to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Share-based awards involving 69,670 options were granted by the Company during 2007.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for periods prior to adoption have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following table depicts the weighted average of the assumptions that were used to estimate the fair value of options that were granted in 2007 and 2006.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

	2007	2006
Dividend yield	2.75%	2.70%
Expected volatility	35.00%	35.00%
Risk free interest rate	3.78%	3.60%
Expected lives	6.0 years	6.0 years
Grant date fair value	$3.24	$3.74

Warrants

On November 19, 2001, certain of the initial investors in the Bank were issued 92,500 warrants, each of which is able to purchase one share of common stock of the Bank.  These warrants became exercisable in one-third annual increments beginning one year from the date of issuance.  The warrants have a ten-year life and are exercisable for $10.00 per share.  As of December 31, 2007, none of these organizers’ warrants had been exercised.

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

(10)                           RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank may make loans to directors and officers, including their families and companies with which they are affiliated.  Such loans are made under normal credit terms, including interest rates and collateral prevailing at the time for comparable transactions with other persons and do not represent more than normal credit risk.  An analysis of the aggregate loan activity to these related parties for the years ended December 31, 2007 and 2006 are as follows:
	2007	2006
Balance, Beginning of Year	$6,147,000	$9,734,000
New Loans Granted During the Year	6,482,000	3,130,000
Less-Repayments	(4,222,000)	(6,717,000)
Balance, End of Year	$8,407,000	$8,147,000

The Bank entered into a related-party lease agreement with a Director of the Company for its main branch and administrative facility at 33 Waldo Street, Worcester, Massachusetts. The 15-year lease was entered into on December 1, 2001 for the amount of $152,000 per year for the initial three years of the lease term, increasing by 7% on each third year anniversary. The lease agreement has two separate five-year renewal options. This agreement represents an arms length transaction.

(11)                 COMMITMENTS AND CONTINGENCIES

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

Financial instruments with off-balance-sheet risk at December 31, 2007 and 2006 follow:

	2007	2006
Commitments to Originate Loans	$3,024,000	$12,968,000
Unadvanced Loan Proceeds	21,868,000	32,000,000
Unused Lines of Credit	16,752,000	14,250,000
Secured Commercial Lines of Credit	29,052,000	26,504,000
Letters of Credit	2,230,000	3,122,000

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

                (b)  Lease Commitments

The following is a schedule of future minimum lease payments for non-cancelable lease obligations as of December 31, 2007:

Year Ending December 31,
2008	$534,000
2009	537,000
2010	541,000
2011	538,000
2012	472,000
Thereafter	3,486,000
Total Future Minimum Lease Payments	$6,108,000

                (c)  Employment Agreements

The Company does not have any written employment contracts with any executive officers, all of whom are employees at will.  The Bank has entered into change of control agreements with each of its four Executive Officers, which would provide for severance pay in the event a change in control occurred.

                (d)  Legal Proceedings

Various legal claims may arise from time to time in the ordinary course of business.  At December 31, 2007, no such claims existed which, in the opinion of management, would have a material effect on the Company’s consolidated financial statements.

                (e)  Officer Life Insurance

The Bank owns term life insurance policies insuring members of senior management.  The Bank is the beneficiary under these policies.  Officer life insurance costs for the years ended December 31, 2007 and 2006 were $3,000 during each year.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

(f)	Data Processing Service Agreements

The Bank has entered into a contract for data and items processing services with Fiserv Solutions, Inc.  The contract agreement originally was scheduled to expire on November 19, 2006; however, it was amended on October 1, 2005 and extended for a period ending on October 1, 2010.  The Bank has the right to terminate the agreement with 60 days notice to Fiserv Solutions, Inc.  Annual minimum charges per the Fiserv agreement for the entire remaining term are $100,000.  Total fees to be paid may be the same as or exceed the minimum fee depending on transaction volume during the remaining term of the contract.

(12)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

Subordinated Debentures

The fair value of subordinated debentures approximates book value due to the three-month repricing nature of these instruments.

Commitments to Extend Credit and Commercial and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties.  The fair value of these fees at December 31, 2007 and 2006 was immaterial to the consolidated financial statements as a whole.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows at December 31, 2007 and 2006:

	2007		2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$8,825	$8,825	$6,736	$6,736
Securities Available-for-Sale	45,597	45,597	54,582	54,582
Securities Held-to-Maturity	11,687	11,720	12,513	12,450
Federal Reserve Bank Stock	761	761	700	700
Federal Home Loan Bank Stock	3,052	3,052	3,070	3,070
Loans, Net	214,477	212,009	197,861	195,481
Accrued Interest Receivable	1,100	1,100	1,297	1,297

Financial Liabilities
Deposits
Demand Deposits	29,219	29,219	24,478	24,483
Savings and NOW Accounts	65,609	65,609	43,211	43,211
Certificates of Deposit	107,410	107,453	124,118	123,889
FHLBB Advances	48,750	48,713	52,250	51,570
Federal Funds Purchased	-	-	500	500
Securities Under Agreements to Repurchase	7,214	7,214	5,946	5,946
Subordinated Debentures	7,732	7,732	7,732	7,732
Accrued Interest Payable	1,650	1,650	2,258	2,258

(13)	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Management believes, as of December 31, 2007 that the Company and the Bank met all capital adequacy requirements to which they are subject

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum amounts and ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At December 31, 2007, the Bank is categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

Actual	For Capital Adequacy Purposes	To be “Well Capitalized” Under Prompt Corrective Action Provisions

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets
The Company	$29,951,000	≥ 13.36%	≥ $17,930,000	≥ 8 .00%	N/A	N/A
The Bank	27,856,000	12.45%	≥ 17,904,000	≥ 8.00%	≥ 22,381,000	≥ 10.00%
Tier 1 Capital to Risk Weighted Assets
The Company	27,153,000	≥ 12.12%	≥ 8,965,000	≥ 4.00	N/A	N/A
The Bank	25,058,000	11.20%	≥ 8,952,000	≥ 4.00	≥ 13,428,000	≥ 6.00
Tier 1 Leverage Capital to Average Assets
The Company	27,153,000	9.40%	≥ 11,555,000	≥ 4.00	N/A	N/A
The Bank	25,058,000	8.68%	≥ 11,542,000	≥ 4.00	≥ 14,428,000	≥ 5.00

Actual	For Capital Adequacy Purposes	To be “Well Capitalized” Under Prompt Corrective Action Provisions

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets
The Company	$ 28,805,000	13.43%	≥$ 17,159,000	≥ 8.00%	N/A	N/A
The Bank	26,477,000	12.36%	≥ 17,138,000	≥ 8.00%	≥ $ 21,423,000	≥ 10.00%
Tier 1 Capital to Risk Weighted Assets
The Company	26,125,000	12.18	≥ 8,579,000	≥ 4.00	N/A	N/A
The Bank	23,797,000	11.11	≥ 8,569,000	≥ 4.00	≥ 12,854,000	≥ 6.00
Tier 1 Leverage Capital to Average Assets
The Company	26,125,000	9.36	≥ 11,158,000	≥ 4.00	N/A	N/A
The Bank	23,797,000	8.53	≥ 11,158,000	≥ 4.00	≥ 13,948,000	≥ 5.00

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

(13)	CNB FINANCIAL CORP. ONLY FINANCIAL STATEMENTS

Balance Sheet	2007	2006

ASSETS
Total Cash and Due From Banks	$2,588,000	$3,078,000
Total Investment in Subsidiary	26,237,000	24,825,000
Prepaid Taxes	43,000	26,000
Deferred Taxes	38,000	-
	$28,906,000	$27,929,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued Interest Payable on Subordinated Debentures	$21,000	$26,000
Subordinated Debentures	7,732,000	7,732,000
Total Liabilities	7,753,000	7,758,000

Stockholders’ Equity:
Total Stockholders’ Equity	21,153,000	20,171,000
	$28,906,000	$27,929,000

Statement of Operations

Interest Income on Deposits	$93,000	$-
Total Income	93,000	-

Operating Expenses:
Interest Expense	554,000	525,000
Legal	-	61,000
Other General and Administrative Expenses	-	115,000
Total Operating Expenses	554,000	701,000

Loss Before Equity in Undistributed Income of Subsidiary	(461,000)	(701,000)
Equity in Undistributed Income of Subsidiary	858,000	1,337,000
Net Income	$397,000	$636,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2007

Statement of Cash Flows
Cash Flows from Operating Activities:	2007	2006
Net Income	$397,000	$636,000
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities–
(Increase) in Other Assets	(16,000)	(26,000)
Decrease in Accrued Expenses and Other Liabilities	(5,000)	(34,000)
Equity in Undistributed Income of Subsidiary	(866,000)	(1,337,000)

Net Cash Used in Operating Activities	(490,000)	(761,000)

Cash Flows from Financing Activities:
Exercise of Warrants	-	1,870,000

Net Cash Provided by Financing Activities	-	1,870,000

Net Increase in Cash and Cash Equivalents	(490,000)	1,109,000

Cash and Cash Equivalents, Beginning of the Period	3,078,000	1,969,000

Cash and Cash Equivalents, End of the Period	$2,588,000	$3,078,000
The Statement of Stockholders’ Equity for the parent company is identical to the Consolidated Statement of Stockholders’ Equity which appears on page F-7

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

By: /s/ Charles R. Valade
Dated: March 20, 2008	Charles R. Valade, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Valade		March 20, 2008
Charles R. Valade	President

/s/ William M. Mahoney		March 20, 2008
William M. Mahoney	Treasurer and CFO

/s/ Gerald D. Cohen		March 20, 2008
Gerald D. Cohen	Director

/s/ Cary J. Corkin		March 20, 2008
Cary J. Corkin	Director

/s/ Lawrence J. Glick		March 20, 2008
Lawrence J. Glick	Director

/s/ Stephen J. Granger		March 20, 2008
Stephen J. Granger	Director

/s/ George L. Kaplan		March 20, 2008
George L. Kaplan	Director

/s/ John P. Lauring		March 20, 2008
John P. Lauring	Director

S-1

Signature	Title	Date

/s/ Ralph D. Marois		March 20, 2008
Ralph D. Marois	Director

/s/ Henry T. Michie		March 20, 2008
Henry T. Michie	Director

/s/ Harris L. MacNeill		March 20, 2008
Harris L. MacNeill	Director

/s/ Claire A. O’Connor		March 20, 2008
Claire A. O’Connor	Director

/s/ Bryan T. Rich		March 20, 2008
Bryan T. Rich	Director

/s/ J. Robert Seder		March 20, 2008
J. Robert Seder	Director

 S-2