Form 10QSB
period 2008-05-13
CNB Financial Corp.
filed 2008-05-13
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _____ to ______

Commission file number:    000-51685

CNB Financial Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	20-3801620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Waldo Street, P.O. Box 830, Worcester, MA  01613-0830
(Address of principal executive offices)

(508) 752-4800
(Registrant’s telephone number)

Not  Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

At May 12, 2008, the registrant had 2,283,208 shares of common stock, $1.00 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Unaudited)

ASSETS	March 31,	December 31,
	2008	2007

Cash and Cash Equivalents	$5,360,000	$8,825,000
Investment Securities Available-for-Sale	44,827,000	45,597,000
Investment Securities Held-to-Maturity, (fair value of $11,556,000 as of March 31, 2008 and $11,720,000 as of December 31, 2007)	11,484,000	11,687,000
Federal Reserve Bank Stock	786,000	761,000
Federal Home Loan Bank Stock	3,052,000	3,052,000

Loans	221,184,000	217,321,000
Less: Allowance for Loan Losses	(2,735,000)	(2,844,000)
Loans, Net	218,449,000	214,477,000

Premises and Equipment, Net	2,300,000	2,378,000
Accrued Interest Receivable	1,132,000	1,100,000
Deferred Tax Asset	1,100,000	1,123,000
Prepaid Expenses and Other Assets	538,000	494,000
	$289,028,000	$289,494,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$194,950,000	$202,238,000
Federal Home Loan Bank Advances	55,250,000	48,750,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	7,199,000	7,214,000
Accrued Expenses and Other Liabilities	2,414,000	2,407,000
Total Liabilities:	267,545,000	268,341,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of March 31, 2008 and December 31, 2007
Issued and Outstanding: 2,283,000 as of March 31, 2008 and December 31, 2007	2,283,000	2,283,000
Additional Paid-in Capital	20,332,000	20,291,000
Accumulated Deficit	(1,484,000)	(1,754,000)
Accumulated Other Comprehensive Income, net of taxes	352,000	333,000
Total Stockholders' Equity	21,483,000	21,153,000
	$289,028,000	$289,494,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest and Dividend Income:
Interest and Fees on Loans	$3,754,000	$3,752,000
Interest and Dividends on Investments	844,000	864,000

Total Interest and Dividend Income	4,598,000	4,616,000

Interest Expense:
Interest Expense on Deposits	1,562,000	1,686,000
Interest Expense on Borrowings	722,000	896,000

Total Interest Expense	2,284,000	2,582,000

Net Interest Income	2,314,000	2,034,000

Provision for Loan Losses	100,000	30,000

Net Interest Income, After Provision for Loan Losses	2,214,000	2,004,000

Other Income:
Fees on Deposit Accounts	52,000	50,000
Loan Related Fees	29,000	41,000
Other	26,000	28,000
Security Gains (net of losses)	184,000	-
Total Other Income	291,000	119,000

Operating Expense:
Employee Compensation and Benefits	1,215,000	1,090,000
Occupancy and Equipment	325,000	354,000
Professional Fees	178,000	140,000
Marketing and Public Relations	78,000	92,000
Data Processing Expense	123,000	124,000
Other General and Administrative Expenses	231,000	228,000
Total Operating Expense	2,150,000	2,028,000

Income Before Taxes	355,000	95,000

Provision for Income Taxes	85,000	36,000
Net Income	$270,000	$59,000

Net Income per Basic Share	$0.12	$0.03
Net Income per Diluted Share	$0.12	$0.03

Weighted Average Shares - Basic	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,313,000
See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2007	2,283,000	$2,283,000	$20,291,000	$(1,754,000)	$333,000	$21,153,000

Net Income				270,000		270,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale,					19,000	19,000
net of reclassification for $184,000 realized gain and deferred taxes
Total Comprehensive Income						289,000
Share-based Compensation			41,000			41,000

Balance, March 31, 2008	2,283,000	$2,283,000	$20,332,000	$(1,484,000)	$352,000	$21,483,000

Balance, December 31, 2006	2,283,000	$2,283,000	$20,154,000	$(2,151,000)	$(115,000)	$20,171,000

Net Income				59,000		59,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale,
net of Deferred Taxes					144,000	144,000
Total Comprehensive Income						203,000
Share-based Compensation			39,000			39,000

Balance, March 31, 2007	2,283,000	$2,283,000	$20,193,000	$(2,092,000)	$29,000	$20,413,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$270,000	$59,000
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
Share-based Compensation	41,000	39,000
Provision for Loan Losses	100,000	30,000
Gains on sale of securities Available-for-Sale	(184,000)	-
Decrease (Increase) in Net Deferred Loan Costs	(1,000)	4,000
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	58,000	80,000
Increase in Accrued Interest Receivable	(32,000)	(123,000)
Increase in Other Assets	(44,000)	(53,000)
Increase (Decrease) in Accrued Expenses and Other Liabilities	7,000	(237,000)

Net Cash Provided (Used) in Operating Activities	215,000	(201,000)

Cash Flows from Investing Activities:
Purchase of Investment Securities Available-for-Sale	(7,001,000)	-
Principal Payments on Mortgage Backed Securities (CMOs)	1,436,000	1,473,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	-	2,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	6,789,000	-
Purchase of Federal Reserve Stock, FHLBB Stock and other bonds	(25,000)	(18,000)
Loan Originations, net of Principal Repayments	(4,071,000)	(6,777,000)
Purchases of Premises and Equipment	(5,000)	(147,000)

Net Cash Used in Investing Activities	(2,877,000)	(3,469,000)

Cash Flows from Financing Activities:
Decrease in Deposits	(7,288,000)	(5,399,000)
Advances from FHLBB	12,000,000	46,000,000
Repayment of FHLBB Advances	(5,500,000)	(37,000,000)
Reduction of Federal Funds Purchased	-	(500,000)
Increase (Decrease) of Securities Under Agreement to Repurchase	(15,000)	1,354,000

Net Cash (Used) Provided by Financing Activities	(803,000)	4,455,000

Net Change in Cash and Cash Equivalents	(3,465,000)	785,000

Cash and Cash Equivalents, Beginning of the Period	8,825,000	6,736,000

Cash and Cash Equivalents, End of the Period	$5,360,000	$7,521,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly-owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and has branch offices at One West Boylston Street, Worcester, Massachusetts, 564 Main Street, Shrewsbury, Massachusetts, 701 Church Street, Northbridge, Massachusetts, 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board.  The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (“the OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC insures the Bank’s deposits for amounts up to $100,000 and amounts up to $250,000 for deposit retirement accounts.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at March 31, 2008, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates.  Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the Company’s lending areas.  The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans.  These loans are evaluated in the aggregate, according to the Company’s normal loan review process, which reviews overall credit evaluation, non-accrual status and payment experience.  Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

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

The Company and its subsidiaries file a consolidated federal income tax return in the United States and separate income tax returns in Massachusetts.  The Company’s federal and state income tax returns filed for 2003 and prior are no longer subject to examination by the federal or state jurisdictions.

4.      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at March 31, 2008 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$3,164,000	$22,000	$-	$3,186,000
Due after one year through five years	3,000,000	32,000	-	3,032,000
Due after five years through ten years	944,000	60,000	-	1,004,000
Due after ten years	3,879,000	145,000	-	4,024,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,605,000	11,000	(3,000)	1,613,000
Due after five years through ten years	2,732,000	17,000	-	2,749,000
Due after ten years	25,943,000	663,000	(319,000)	26,287,000
Equity Securities
Due after one year through five years	3,018,000	-	(86,000)	2,932,000
	$44,285,000	$950,000	$(408,000)	$44,827,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$2,000,000	$4,000	$-	$2,004,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	2,862,000	27,000	-	2,889,000
Due after ten years	1,149,000	7,000	-	1,156,000
Municipals
Due after five years through ten years	330,000	5,000	-	335,000
Due after ten years	5,043,000	55,000	(26,000)	5,072,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$11,484,000	$98,000	(26,000)	$11,556,000
Total Investment Securities	$55,769,000	$1,048,000	$(434,000)	$56,383,000
\

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2007 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$4,999,000	$-	$(9,000)	$4,990,000
Due after one year through five years	4,164,000	18,000	(7,000)	4,175,000
Due after five years through ten years	941,000	55,000	-	996,000
Due after ten years	3,876,000	131,000	-	4,007,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,729,000	12,000	(3,000)	1,738,000
Due after five years through ten years	2,911,000		(45,000)	2,866,000
Due after ten years	26,476,000	476,000	(127,000)	26,825,000
	$45,096,000	$692,000	$(191,000)	$45,597,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$2,000,000	$-	$(3,000)	$1,997,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,017,000	15,000	(7,000)	3,025,000
Due after ten years	1,197,000	-	(7,000)	1,190,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	5,043,000	42,000	(10,000)	5,075,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$11,687,000	$60,000	(27,000)	$11,720,000

Total Investment Securities	$56,783,000	$752,000	$(218,000)	$57,317,000

5.	LOANS

Major classifications of loans at March 31, 2008 and December 31, 2007 follow:

	March 31	December 31,
	2008	2007
Commercial and Industrial	$57,619,000	$54,987,000
Commercial Real Estate	129,595,000	128,283,000
Residential Real Estate	21,894,000	21,610,000
Consumer	12,076,000	12,441,000
Total loans	221,184,000	217,321,000
Less: Allowance for loan losses	(2,735,000)	(2,844,000)
Total loans, net	$218,449,000	$214,477,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At March 31, 2008, no loans accruing interest were past due 90 days or more and $1.7 million of loans were on non-accrual status.  Net deferred costs totaled $326,000 and $320,000 at March 31, 2008 and December 31, 2007, respectively.

A summary of changes in the allowance for loan losses for the three-month periods ended March 31, 2008 and 2007 follows:

	2008	2007
Balance as of December 31	$2,844,000	$2,807,000
Provision for loan losses	100,000	30,000
Recoveries	1,000	6,000
Less: Loans charged-off	210,000	-
Balance as of March 31,	$2,735,000	$2,843,000

6.	STOCK-BASED PLANS

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

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remained outstanding at March 31, 2008.  There were no stock options, or stock awards, granted during the quarter ended March 31, 2008.

Dividend yield	2.75%
Expected volatility	35.00%
Risk free interest rate	3.78%
Expected lives	6.0 years

7.      WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three month periods ended March 31, 2008 and 2007 is presented below:

	Three Months Ended
	March 31,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	29,000
Weighted-average shares outstanding—Diluted	2,283,000	2,312,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended March 31, 2008 and 2007, options and warrants outstanding totaling 380,000 and 226,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.      LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at March 31, 2008 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$ 4,265,000
Unadvanced Loan Proceeds	14,246,000
Unused lines of credit	15,802,000
Secured commercial lines of credit	28,666,000
Letters of Credit	2,220,000

9.	FAIR VALUES OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$2,932,000	$41,895,000	$-	$44,827,000
Total Assets	$2,932,000	$41,895,000	$-	$44,827,000

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008.
				Quarter ended March 31, 2008
	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$271,000	$44,000
Total Assets	$-	$-	$271,000	$44,000

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.  During the quarter ended March 31, 2008, $481,000 in loans carried at fair value on a nonrecurring basis were written-down by a $210,000 charge to the allowance for loan losses to bring their fair value to $271,000.

10.                 MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of March 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At March 31, 2008, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under PCA provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	$27,655	9.59%	$25,491	8.85%	4.00%	5.00%
Tier 1 risk-based ratio	27,655	11.54%	25,491	10.65%	4.00%	6.00%
Total risk-based ratio	30,451	12.70%	28,287	11.82%	8.00%	10.00%

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank, N.A. (the “Bank”), a national bank with six full-service branches located in the greater Worcester, Massachusetts area.  The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 of this report and in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

General

The operating results of the Company depend primarily upon net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings.  Net earnings are also affected by other income and operating expense, such as employee compensation and benefits, occupancy and equipment expense, and other operating expenses.

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; competition; and changes in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-KSB for the year ended December 31, 2007, including in the Risk Factors section of that report or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and Note 3 to the consolidated financial statements of this Form 10-Q.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on pages 14 and 15 of this Form 10-Q regarding the provision and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Overview

The Company recorded net income of $270,000 for the three-month period ended March 31, 2008 compared to $59,000 for the same quarter of 2007.  Diluted earnings per diluted share were $0.12 and $0.03 for the first quarters of 2008 and 2007, respectively.  The increase in net income was predominantly due to an increase in net interest income (14%, or $280,000, year-over-year increase for the quarterly period) primarily caused by the change in the interest rate environment in the 2008 period.  The Company also recorded a gain on the sale of available-for-sale investments during the 2008 quarter which amounted to $184,000 on a pre-tax basis ($119,000 after-tax), compared to zero gains during the 2007 period.  Partially offsetting these increases were a $12,000, or 10%, reduction of fee related income, a $70,000 increase in the provision for loan losses and a $122,000, or 6%, increase in operating expenses.

Analysis of Net Interest Income

Net interest income is the difference between the income the Company earns on interest-earning assets such as loans and investments and the interest the Company pays for its deposits and borrowed funds.  As the Company’s primary source of earnings, net interest income will fluctuate with interest rate movements.  To lessen the impact of changes in interest rates, the Company endeavors to structure the balance sheet so that there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-earning assets in order to match the variability of interest rates paid on the Company’s deposits and other interest-bearing liabilities.  Imbalance among interest-earning assets and interest-bearing liabilities at any point in time constitutes interest rate risk.

Net interest income equaled $2,314,000 for the three-month period ended March 31, 2008 compared to $2,034,000 for the three-month period ended March 31, 2007, an increase of $280,000 or 14%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended March 31, 2008 compared to the three months ended March 31, 2007.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	March 31, 2008			March 31, 2007
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$219,749	$3,754	6.87%	$203,918	$3,753	7.46%
Investments, Fed Funds and Int. Bearing Balances	62,143	879	5.69%	70,170	882	5.10%
Total Interest Earning Assets	281,892	4,633	6.61%	274,088	4,635	6.86%

Allowance for Loan Losses	(2,836)			(2,814)
Cash and Due from Banks	4,412			4,995
Premises and Equipment	2,350			2,544
Other Assets	2,643			3,310
Total Assets	$288,461			$282,123

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$57,146	$278	1.96%	$41,694	$191	1.86%
Time Deposits	112,771	1,284	4.58%	120,020	1,495	5.05%
Borrowed Funds	59,762	599	4.03%	64,841	761	4.76%
Subordinated Debentures	7,500	123	6.49%	7,500	135	7.20%
Total Interest Bearing Liabilities	237,179	2,284	3.87%	234,055	2,582	4.47%
Demand Deposits	27,748			25,204
Total Deposits and Borrowed Funds	264,927	2,284	3.47%	259,259	2,582	4.04%

Other Liabilities	2,233			2,647
Stockholders' Equity	21,301			20,217
Total Liabilities and Stockholders' Equity	$288,461			$282,123
Interest Rate Spread			3.14%			2.82%
Net Interest Income (tax equivalent basis)		$2,349			$2,053
Net Interest Margin			3.35%			3.04%
Less: adjustment of tax exempt income		(35)			(19)
Net Interest Income		$2,314			$2,034

Earning assets averaged $281.9 million during the three-month period March 31, 2008, a 3% increase compared to the same period of 2007.  Total deposits and borrowed funds averaged $264.9 million during the three-month period ended March 31, 2008, a 2% increase since the same period of 2007.   Asset yields decreased by 25 basis points and the cost of deposits and borrowed funds declined by 57 basis points causing a 32 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.35% for the three months ended March 31, 2008, from the year earlier period’s 3.04%, as a result of the lower and more normally sloped interest rate environment in the 2008 period versus the environment during the 2007 period, which was mostly characterized by a flat or inverted yield curve and higher market rates.

The average balance of loans grew by 8% compared to the first quarter of 2007.  A portion of this growth was funded by reducing the level of the lower-yielding investment securities portfolio.  The yield on the loan portfolio declined by 59 basis points from period to period as the portfolio reacted to the lower interest rate environment (the prime rate ended the first quarter of 2008 300 basis points lower than its level during the first quarter of 2007).  The growth in the average balance of loans of $15.8 million, or 8%, was concentrated primarily in commercial and residential real estate loans (growth of 11%, or $13.2 million, and 42%, or $6.5 million, respectively).  The average balance of commercial loans declined $4.9 million, or 8%, period to period, averaging $55.3 million during the quarter. The average balance of consumer loans declined by $474,000, or 4%, and averaged $12.2 million.

The total cost of deposits and borrowed funds declined by 57 basis points comparing the three-month period of 2008 to the same period of 2007 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 47 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates. Not all maturing time deposits were replaced, causing the average balance to decline by $7.2 million, or 6%, compared to the first quarter of 2007.  After the first quarter of 2007, the Company introduced a new high rate savings account designed to attract funds at a lower rate than that paid on time deposits.   The growth of this new product caused the average balance of savings, NOW and money market accounts to increase by $15.5 million, or 37%, compared to the first quarter of 2007.  The average cost of these categories increased by 10 basis points.  The increased balance carried in the new product offset the balance declines in the certificates of deposit category and allowed for the reduction in the average cost of deposits and in the level of borrowed funds.  The cost of borrowed funds declined by 73 basis points and the average balance declined by $5 million, or 8%, from the 2007 period to the 2008 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 6.49% during the first quarter of 2008 compared to a rate of 7.20% during the corresponding quarter of 2007.  While events of the past six months have caused the yield curve to return to a more normal upward slope, we expect management of the net interest margin to remain a challenge.

Provision for Loan Losses

The Bank’s provision for loan losses was $100,000 for the first three months of 2008 compared to a $30,000 provision for the same period of 2007.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.  At March 31, 2008, consideration of these factors and the reduction in the allowance for loan losses caused by the $210,000 loan charge-off caused management to determine the allowance should be increased by $100,000.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the first three months of 2008, other income (excluding security gains) decreased to $107,000, compared to $119,000 for the same period of 2007.  Service charges on deposits for the three-month period of 2008 increased by 4%, or $2,000, compared to the same period of 2007 as a result of growth in fee generating deposit accounts.  Loan referral fees declined for the three months ended March 31, 2008 as a result of significantly reduced activity in mortgage lending.

Additionally, during the first quarter of 2008 the Company recorded a $184,000 pre-tax gain on the sale of available-for-sale investments.  No investment sales were recorded during the corresponding period of 2007.  The gain recorded during the 2008 period was the result of the sale of $3.8 million of mortgage-backed securities which were sold to facilitate the repositioning of the balance sheet in response to the recent declines in the interest rate environment.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $2.2 million for the first three months of 2008, an increase of 6%, or $122,000, compared to the same period of 2007.  Employee compensation and benefits expense comprised 57% of non-interest expense.  This category increased by $125,000, or 11%, to equal $1.2 million due to merit increases, accruals for incentive payments (which were not accrued in the first quarter of 2007) and increases in the cost of employee benefit programs.  Occupancy and equipment expenses equaled $325,000 for the period, a decrease of 8% compared to the 2007 period as the Company recorded lower costs for weather related expenses and depreciation.  Professional fees totaled $178,000, a $38,000, or 27%, increase since the same period of 2007.  Included in professional fees were higher costs for consulting regarding compensation and benefit matters, Sarbanes-Oxley compliance and legal fees.  Marketing and public relations fees declined by $14,000, or 15%, compared to the prior year period to $78,000 as a result of fewer advertising placements in the local print, radio and outdoor media and a greater reliance upon more effective direct marketing.

Income Taxes

For the three month period ended March 31, 2008, the Company recorded income tax expense of $85,000, equivalent to an effective rate of 24%.  During the same period of 2007, the Company recorded income tax expense of $36,000, equivalent to an effective rate of 38%.  The improvement in the effective tax rate was attributable to an increased level of tax advantaged income (primarily generated by municipal securities and preferred corporate stock) as a percentage of taxable income.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Overview

Total assets were $289.0 million at March 31, 2008, compared to $289.5 million at December 31, 2007, a decrease of $466,000 or approximately 0.2%.  Although total assets are essentially unchanged since year-end 2007, the Company converted cash equivalent balances into loan portfolio growth during the first quarter of 2008.

Loans

The loan portfolio's increase of $3.9 million (or 2%) since December 31, 2007 was primarily due to a 5% or $2.6 million growth in commercial and industrial (C+I) loans, a $1.3 million, or 1%, growth in commercial real estate and a $284,000, or 1%, increase in residential real estate loans.  The growth in commercial and industrial loans, commercial real estate and residential real estate loans was primarily the result of new customer relationships acquired through ongoing business development efforts.  Consumer loans declined by $365000, or 3%, as the outstanding balances of home equity loans reduced.

The allowance for loan losses declined by $109,000 during the quarter and equaled $2.7 million at March 31, 2008 Net charge-offs of $210,000, offset by a $100,000 provision for loan losses, were recorded during the quarter.  The $210,000 of net charge-offs consisted of the write-down of one loan.  During the same period of 2007, no loans were charged-off, $6,000 in recoveries were recorded and $30,000 was provided to the reserve.  At March 31, 2008, the allowance for loan losses equaled 1.24% of total loans versus 1.31% at December 31, 2007.  Increased non-accrual loans caused non-performing loans at March 31, 2008 to equal $1.7 million (0.8% of loans) compared to $1.5 million (0.7% of loans) at December 31, 2007.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At March 31, 2008, this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $44.8 million at March 31, 2008, a decrease of $770,000, or 2%, from December 31, 2007 due to the sale of two mortgage-backed securities investments, subsequent reinvestment of the proceeds, normal amortization and the call of one investment prior to its scheduled maturity.  Investment securities classified as held-to-maturity were $11.5 million at March 31, 2008, a decrease of $203,000, or 2%, from December 31, 2007 as a result of normal amortization.  The net positive cash flows generated by the investment portfolio were redeployed to support the growth of the higher-yielding loan portfolio and to fund the net reduction in the balance of deposits and borrowed funds.

Short-term Investments

Cash and cash equivalents declined by $3.5 million since December 31, 2007 and equaled $5.4 million at March 31, 2008.  The decline was primarily the result of reductions in overnight federal funds sold, which equaled $125,000 at March 31, 2008 compared to $4.7 million at December 31, 2007.  The reduction in cash and cash equivalents was also used to fund loan growth.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Total deposits declined to $195.0 million at March 31, 2008, a $7.3 million (or 4%) decrease since December 31, 2007.  The Company increased borrowed funds by $6.5 million during the quarter to offset this deposit outflow.  The majority of the deposit decreases occurred in the interest-bearing transaction account category (a decrease of $4.2 million or 15%) and was concentrated primarily in the accounts of one particular corporate customer whose balances had been maintained at unusually high levels during the fourth quarter of 2007.  Demand deposits followed a normal historical trend of first quarter reductions by decreasing 6% or $1.8 million from the year-end level.  Certificates of deposit declined by $742,000, 0.7%, and savings accounts declined by $487,000, or 1%.   A portion of the deposit decline is attributable to the re-pricing of all deposit categories in response to the significant change in the interest rate environment which occurred during the first quarter of 2008.  By responding aggressively to this lower interest rate environment, the Company was able to significantly reduce the total cost of funds while suffering minimal loss of core deposit balances.  To attract new core depositors, the Bank periodically conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first three months of 2008, the aggregate of these items increased by $6.5 million or 10%.  Advances from the Federal Home Loan Bank of Boston increased by $6.5 million as the Company was able to procure long-term funding at relatively low and advantageous interest rates.

Stockholders’ Equity

Stockholders’ equity at March 31, 2008 was $21.5 million, an increase of $330,000 from December 31, 2007.  The increase was due to year-to-date earnings of $270,000, the $41,000 impact of the accounting treatment for share-based compensation and the $19,000 (net of taxes) increase in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $352,000, net of taxes.  Book value per basic and diluted share at March 31, 2008 was $9.41, compared to the $9.26 at December 31, 2007.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $5.4 million, including overnight federal funds sold of $125,000.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $44.8 million at March 31, 2008.  In addition, at March 31, 2008, the Company had the ability to borrow an additional $10.8 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased.

At March 31, 2008, the Company had $18.5 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $44.5 million in unused and secured lines of credit.  Certificates of deposit due within one year of March 31, 2008 totaled $101.8 million, or 52% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of March 31, 2008, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 9.59% and 8.85%, respectively.  The Company’s Tier 1 and Total Risk Based Capital ratios were 11.54% and 12.70%, respectively. The Bank’s Tier 1 and Total Risk Based Capital ratios were 10.65% and 11.82%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At March 31, 2008, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4T - Controls and Procedures

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

Item 1A – Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  As of March 31, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-KSB.  However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face.  Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORP.

Date: May 13, 2008	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: May 13, 2008	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer