Form 10-Q
period 2008-06-30
CNB Financial Corp.
filed 2008-08-14
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes [   ] No [X]

At August 13, 2008, the registrant had 2,283,208 shares of common stock, $1.00 par value, issued and outstanding.

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)

ASSETS	June 30,	December 31,
	2008	2007

Cash and Cash Equivalents	$29,622,000	$8,825,000
Investment Securities Available-for-Sale	40,892,000	45,597,000
Investment Securities Held-to-Maturity, (fair value of $9,221,000 as of June 30, 2008 and $11,720,000 as of December 31, 2007)	9,311,000	11,687,000
Federal Reserve Bank Stock	786,000	761,000
Federal Home Loan Bank Stock	3,143,000	3,052,000

Loans	228,402,000	217,321,000
Less: Allowance for Loan Losses	(2,917,000)	(2,844,000)
Loans, Net	225,485,000	214,477,000

Premises and Equipment, Net	2,236,000	2,378,000
Accrued Interest Receivable	1,082,000	1,100,000
Deferred Tax Asset	1,366,000	1,123,000
Other Real Estate Owned	879,000	-
Prepaid Expenses and Other Assets	471,000	494,000
	$315,273,000	$289,494,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$215,353,000	$202,238,000
Federal Home Loan Bank Advances	60,650,000	48,750,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	8,457,000	7,214,000
Accrued Expenses and Other Liabilities	1,880,000	2,407,000
Total Liabilities:	294,072,000	268,341,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of June 30, 2008 and December 31, 2007
Issued and Outstanding: 2,283,000 as of June 30,2008 and December 31, 2007	2,283,000	2,283,000
Additional Paid-in Capital	20,366,000	20,291,000
Accumulated Deficit	(1,347,000)	(1,754,000)
Accumulated Other Comprehensive (Loss) Income, net of taxes	(101,000)	333,000
Total Stockholders' Equity	21,201,000	21,153,000
	$315,273,000	$289,494,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and Fees on Loans	$3,612,000	$3,896,000	$7,367,000	$7,648,000
Interest and Dividends on Investments	784,000	830,000	1,627,000	1,694,000

Total Interest and Dividend Income	4,396,000	4,726,000	8,994,000	9,342,000

Interest Expense:
Interest Expense on Deposits	1,255,000	1,836,000	2,816,000	3,521,000
Interest Expense on Borrowings	703,000	814,000	1,426,000	1,710,000

Total Interest Expense	1,958,000	2,650,000	4,242,000	5,231,000

Net Interest Income	2,438,000	2,076,000	4,752,000	4,111,000

Provision for Loan Losses	184,000	-	284,000	30,000

Net Interest Income, After Provision for Loan Losses	2,254,000	2,076,000	4,468,000	4,081,000

Other Income:
Fees on Deposit Accounts	59,000	53,000	111,000	103,000
Loan Related Fees	26,000	37,000	55,000	78,000
Other	47,000	26,000	73,000	54,000
Security Gains (net of losses)	-	-	184,000	-
Total Other Income	132,000	116,000	423,000	235,000

Operating Expense:
Employee Compensation and Benefits	1,218,000	1,106,000	2,434,000	2,196,000
Occupancy and Equipment	320,000	344,000	646,000	698,000
Professional Fees	289,000	183,000	467,000	323,000
Marketing and Public Relations	4,000	95,000	81,000	187,000
Data Processing Expense	132,000	109,000	254,000	233,000
Other General and Administrative Expenses	239,000	232,000	470,000	461,000
Total Operating Expense	2,202,000	2,069,000	4,352,000	4,098,000

Income Before Taxes	184,000	123,000	539,000	218,000

Provision for Income Taxes	47,000	42,000	132,000	78,000
Net Income	$137,000	$81,000	$407,000	$140,000

Net Income per Basic Share	$0.06	$0.04	$0.18	$0.06
Net Income per Diluted Share	$0.06	$0.04	$0.18	$0.06

Weighted Average Shares - Basic	2,283,000	2,283,000	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,294,000	2,283,000	2,303,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2007	2,283,000	$2,283,000	$20,291,000	$(1,754,000)	$333,000	$21,153,000

Net Income				407,000		407,000
Other Comprehensive Income Unrealized Gains (Losses) on Securities Available-for-Sale, net of reclassification for $184,000 realized gain and deferred taxes
					(434,000)	(434,000)
Total Comprehensive Loss						(27,000)
Share-based Compensation			75,000			75,000

Balance, June 30, 2008	2,283,000	$2,283,000	$20,366,000	$(1,347,000)	$(101,000)	$21,201,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$407,000	$140,000
Adjustments to reconcile Net Income to Net Cash (Used) Provided by Operating Activities:
Share-based Compensation	75,000	86,000
Provision for Loan Losses	284,000	30,000
Gains on sale of securities Available-for-Sale	(184,000)	-
Increase in Net Deferred Loan Costs	(6,000)	(8,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	120,000	157,000
Increase in Accrued Interest Receivable	18,000	157,000
Decrease in Other Assets	23,000	59,000
Decrease in Accrued Expenses and Other Liabilities	(527,000)	(575,000)

Net Cash Provided in Operating Activities	210,000	46,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(50,000)	(50,000)
Purchase of Investment Securities Available-for-Sale	(7,001,000)	-
Principal Payments on Mortgage Backed Securities (CMOs)	2,895,000	3,033,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	2,000,000	2,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	8,789,000	4,000,000
Purchase of Federal Reserve Stock, FHLBB Stock and other bonds	(116,000)	(18,000)
Loan Originations, net of Principal Repayments	(12,165,000)	(13,858,000)
Purchases of Premises and Equipment	(23,000)	(175,000)

Net Cash Used in Investing Activities	(5,671,000)	(5,068,000)

Cash Flows from Financing Activities:
Increase in Deposits	13,115,000	15,540,000
Advances from FHLBB	28,900,000	60,750,000
Repayment of FHLBB Advances	(17,000,000)	(65,000,000)
Reduction of Federal Funds Purchased	-	(500,000)
Increase of Securities Under Agreement to Repurchase	1,243,000	914,000

Net Cash Provided by Financing Activities	26,258,000	11,704,000

Net Change in Cash and Cash Equivalents	20,797,000	6,682,000

Cash and Cash Equivalents, Beginning of the Period	8,825,000	6,736,000

Cash and Cash Equivalents, End of the Period	$29,622,000	$13,418,000

Supplemental noncash investing and financing activities
Transfer to other real estate owned	$879,000	-

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at June 30, 2008, consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred, through a provision for loan losses charged to earnings.  Losses are charged against the allowance when management believes the collectibility of principal is doubtful.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date.  There are inherent uncertainties with respect to the final outcome of loans and nonperforming loans.  Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements.  Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and its effect on borrowers, the size and composition of the loan portfolio, the amount of non-performing loans and classified assets, the performance of individual loans in relation to contract term, industry peer standards and estimated fair values of underlying collateral.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience for each loan type adjusted for qualitative factors.

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

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at June 30, 2008 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$3,165,000	$9,000	$-	$3,174,000
Due after one year through five years	1,946,000	61,000	-	2,007,000
Due after five years through ten years	1,882,000	107,000	-	1,989,000
Due after ten years	2,000,000	-	(15,000)	1,985,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,457,000	4,000	(6,000)	1,455,000
Due after five years through ten years	3,600,000	-	(29,000)	3,571,000
Due after ten years	23,999,000	200,000	(351,000)	23,848,000
Equity Securities
Due after one year through five years	3,018,000	-	(155,000)	2,863,000
	$41,067,000	$381,000	$(556,000)	$40,892,000
Held-to-maturity:
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	$2,697,000	$7,000	$(22,000)	$2,682,000
Due after ten years	1,091,000	-	(10,000)	1,081,000
Municipals
Due after five years through ten years	330,000	1,000	-	331,000
Due after ten years	5,043,000	11,000	(77,000)	4,977,000
Other Bonds Due after one year through five years	150,000	-	-	150,000
	$9,311,000	$19,000	(109,000)	$9,221,000
Total Investment Securities	$50,378,000	$400,000	$(665,000)	$50,113,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2007 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$4,999,000	$-	$(9,000)	$4,990,000
Due after one year through five years	4,164,000	18,000	(7,000)	4,175,000
Due after five years through ten years	941,000	55,000	-	996,000
Due after ten years	3,876,000	131,000	-	4,007,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,729,000	12,000	(3,000)	1,738,000
Due after five years through ten years	2,911,000		(45,000)	2,866,000
Due after ten years	26,476,000	476,000	(127,000)	26,825,000
	$45,096,000	$692,000	$(191,000)	$45,597,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$2,000,000	$-	$(3,000)	$1,997,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,017,000	15,000	(7,000)	3,025,000
Due after ten years	1,197,000	-	(7,000)	1,190,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	5,043,000	42,000	(10,000)	5,075,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$11,687,000	$60,000	(27,000)	$11,720,000

Total Investment Securities	$56,783,000	$752,000	$(218,000)	$57,317,000

5.  LOANS

Major classifications of loans at June 30, 2008 and December 31, 2007 follow:

	June 30,	December31,
	2008	2007
Commercial and Industrial	$55,626,000	$54,987,000
Commercial Real Estate	138,594,000	128,283,000
Residential Real Estate	21,463,000	21,610,000
Consumer	12,719,000	12,441,000
Total loans	228,402,000	217,321,000
Less: Allowance for loan losses	(2,917,000)	(2,844,000)
Total loans, net	$225,485,000	$214,477,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At June 30, 2008, no loans accruing interest were past due 90 days or more and $2.4 million of loans were on non-accrual status.  Net deferred costs totaled $330,000 and $320,000 at June 30, 2008 and December 31, 2007, respectively.

A summary of changes in the allowance for loan losses for the six-month periods ended June 30, 2008 and 2007 follows:
	2008	2007
Balance, Beginning of Year	$2,844,000	$2,807,000
Provision for loan losses	284,000	30,000
Recoveries	1,000	6,000
Less: Loans charged-off	212,000	70,000
Balance as of June 30,	$2,917,000	$2,773,000

6.  STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the “2001 Plan”) for employees and directors of the Bank.  The Compensation Committee of the Board of Directors administers the 2001 Plan (as amended on May 19, 2005 and March 22, 2007), which has authorized 400,000 shares for grant.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.  The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.

Upon the reorganization of the Bank into a holding company structure, the 2001 Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s 2001 Plan.  All shares of common stock of the Bank under the 2001 Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the 2001 Plan shall be options granted by the Company and shall relate to the common stock of the Company.  Awards of 72,365 shares with a fair value of $1.55 were granted during the second quarter of 2008.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remained outstanding at June 30, 2008.

Dividend yield	2.36%
Expected volatility	32.71%
Risk free interest rate	3.75%
Expected lives	6.0 years

On May 15, 2008, the stockholders of CNB Financial Corp. (the “Company”) approved the CNB Financial Corp. 2008 Equity Incentive Plan (the “2008 Plan”).  Employees, officers and directors of the Company or its affiliates are eligible to participate in the 2008 Plan.  The Board of Directors has reserved a total of 100,000 shares of common stock for issuance upon the grant of shares of restricted stock or exercise of incentive or non-statutory stock options made pursuant to the 2008 Plan.  A copy of the 2008 Plan was contained as an appendix to the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 11, 2008.  The authorization of grants and the determination of number of shares to be granted will be determined by the Compensation Committee of the Board of Directors on the date of grant.

7.  WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six month periods ended June 30, 2008 and 2007 is presented below:

	Three Months Ended June 30,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	11,000

Weighted-average shares outstanding—Diluted	2,283,000	2,294,000

	Six Months Ended June 30,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	20,000

Weighted-average shares outstanding—Diluted	2,283,000	2,303,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended June 30, 2008 and 2007, options and warrants outstanding totaling 452,000 and 224,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at June 30, 2008 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$4,944,000
Unadvanced Loan Proceeds	19,496,000
Unused lines of credit	15,904,000
Secured commercial lines of credit	31,205,000
Letters of Credit	2,359,000

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$2,863,000	$38,029,000	$-	$40,892,000
Total Assets	$2,863,000	$38,029,000	$-	$40,892,000

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2008.
				Three months ended June 30, 2008	Six-months ended June 30, 2008
	Level 1	Level 2	Level 3	Total Gains/(Losses)	Total Gains/(Losses)
Assets
Impaired Loans	$ -	$ -	$ 271,000	$ -	($ 44,000)
Total Assets	$ -	$ -	$ 271,000	$ -	($ 44,000)

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.  During the six months ended June 30, 2008, $481,000 in loans carried at fair value on a nonrecurring basis were written-down by a $210,000 charge to the allowance for loan losses to bring their fair value to $271,000.

10.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of June 30, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At June 30, 2008, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.
(Dollars in Thousands)
	Company		Bank
	Amount	Ratio	Amount	Ratio	Minimum Capital Requirements	For Bank to be “Well Capitalized” under PCA provisions
Leverage Ratio	$27,615	9.34%	$25,407	8.60%	4.00%	5.00%
Tier 1 risk-based ratio	27,615	11.59%	25,407	10.68%	4.00%	6.00%
Total risk-based ratio	30,532	12.82%	28,324	11.91%	8.00%	10.00%

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

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; competition; and changes in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-KSB for the year ended December 31, 2007, including in the Risk Factors section of that report or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence if anticipated or unanticipated events.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and Note 3 to the consolidated financial statements of this Form 10-Q.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on pages 16 and 17 of this Form 10-Q regarding the provision and allowance for loan losses.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

Overview

The Company recorded net income of $137,000 for the three-month period ended June 30, 2008, a 69% increase compared to $81,000 for the same quarter of 2007.  Diluted earnings per diluted share were $0.06 and $0.04 for the second quarters of 2008 and 2007, respectively.  Year-to-date net income equaled $407,000 for the 2008 period, a 191% increase compared to $140,000 for the 2007 period.  Diluted earnings per diluted share were $0.18 and $0.06 for the year-to-date periods of 2008 and 2007, respectively.  The increase in net income was predominantly due to an increase in net interest income (a 17%, or $362,000, increase comparing the second quarter of 2008 to the second quarter of 2007 and a 16%, or $641,000, increase comparing the year-to-date periods) primarily caused by the change in the interest rate environment in the 2008 period.  Fee-related income increased $16,000, or 14%, for the quarterly period and $4,000, or 2%, for the year-to date period.  The Company also recorded a gain on the sale of available-for-sale investments during the first quarter of 2008 of $184,000 on a pre-tax basis ($119,000 after-tax).  No gains were recorded in the second quarter of 2008 or during the first six months of 2007.  Partially offsetting these second quarter increases were an $184,000 provision for loan losses during the second quarter of 2008 compared to no provision during the same quarter of 2007 and a $133,000, or 6%, increase in operating expenses.  For the year-to-date period the provision for loan losses equaled $284,000 compared to $30,000 during the first six months of 2007.  Operating expenses increased by $254,000, or 6%, during the first half of 2008 compared to the same period of 2007.

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

Net interest income equaled $2,438,000 for the three-month period ended June 30, 2008 compared to $2,076,000 for the three-month period ended June 30, 2007, an increase of $362,000 or 17%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended June 30, 2008 compared to the three months ended June 30, 2007.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2008 and 2007

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	June 30, 2008			June 30, 2007
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$222,823	$3,612	6.52%	$210,571	$3,896	7.42%
Investments, Fed Funds and Int. Bearing Balances	65,633	821	5.03%	66,411	848	5.12%
Total Interest Earning Assets	288,456	4,433	6.18%	276,982	$4,744	6.87%

Allowance for Loan Losses	(2,736)			(2,840)
Cash and Due from Banks	5,280			5,800
Premises and Equipment	2,273			2,537
Other Assets	3,286			3,272
Total Assets	$296,559			$285,751

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$55,400	$179	1.30%	$47,484	$263	2.21%
Time Deposits	114,205	1,076	3.79%	123,357	1,573	5.11%
Borrowed Funds	68,140	615	3.63%	58,273	677	4.66%
Subordinated Debentures	7,500	88	4.64%	7,500	137	7.23%
Total Interest Bearing Liabilities	245,245	1,958	3.21%	236,614	2,650	4.49%
Demand Deposits	27,013			26,987
Total Deposits and Borrowed Funds	272,258	1,958	2.89%	263,601	2,650	4.03%

Other Liabilities	2,781			1,743
Stockholders' Equity	21,520			20,407
Total Liabilities and Stockholders' Equity	$296,559			$285,751
Interest Rate Spread			3.29%			2.84%
Net Interest Income (tax equivalent basis)		$2,475			$2,094
Net Interest Margin			3.45%			3.03%
Less: adjustment of tax exempt income		(37)			(18)
Net Interest Income		$2,438			$2,076

Earning assets averaged $288.5 million during the three-month period ended June 30, 2008, a 4% increase compared to the same period of 2007, primarily due to loan growth.  Total deposits and borrowed funds averaged $272.3 million during the three-month period ended June 30, 2008, a 3% increase since the same period of 2007, primarily due to a growth in savings accounts and borrowed funds, offset by a decrease in the average balance of NOW, money market accounts and certificates of deposit.  Asset yields decreased by 69 basis points and the cost of deposits and borrowed funds declined by 114 basis points causing a 45 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.45% for the three months ended June 30, 2008, from the year earlier period’s 3.03% as a result of the lower and more normally sloped interest rate environment in the 2008 period versus the environment during the 2007 period, which was mostly characterized by a flat or inverted yield curve and higher market rates.

The average balance of loans grew by 6% compared to the second quarter of 2007.  The yield on the loan portfolio declined by 90 basis points from period to period as the portfolio reacted to the lower interest rate environment (the prime rate ended the second quarter of 2008 325 basis points lower than its level at the end of the second quarter of 2007).  The growth in the average balance of loans of $12.3 million, or 6%, was concentrated in residential and commercial real estate loans, which increased $4.4 million, or 27%, to $20.8 million, and $11.0 million, or 9% to $131.6 million, respectively.  The average balance of commercial loans declined $4.5 million, or 7%, period to period, to $56.8 million during the quarter. The average balance of consumer loans increased by $49,000, or less than 1%, to $12.3 million.  During the 2008 quarter, $1.4 million of loans were in non-accrual status compared to $200,000 during the same quarter of 2007.

The total cost of deposits and borrowed funds declined by 114 basis points comparing the three-month period ended June 30, 2008 to the same period of 2007 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 132 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates. Not all maturing time deposits were replaced, causing the average balance to decline by $9.2 million, or 7%, compared to the second quarter of 2007.  A new product designed to attract funds at lower rates than that paid on time deposits was introduced in the latter part of 2007.  This product caused a shift in the composition of deposits as the average balance of savings accounts (which includes the new product) increased by $20.5 million, or 148%, compared to the second quarter of 2007 and their average cost decreased by 93 basis points.  The average balance of NOW and money market accounts decreased by $12.6 million, or 37%, compared to the second quarter of 2007 and their average cost decreased by 144 basis points.  Borrowed funds increased by $9.9 million, or 17%, and their cost declined by 103 basis points from the 2007 period to the 2008 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 4.64% during the second quarter of 2008 compared to a rate of 7.23% during the corresponding quarter of 2007, a decline of 259 basis points.  Compared to the same quarter of 2007 total deposits and borrowed funds increased by $8.7 million, or 3%, and their total cost has declined by 114 basis points to an average rate of 2.89% for the second quarter of 2008.  The resulting net interest margin has improved to 3.45% for the 2008 period compared to 3.03% for the same period of 2007, an increase of 42 basis points.  While changes in the level of interest rates since the latter part of 2007 have caused the yield curve to return to a more normal upward slope, we expect management of the net interest margin to remain a challenge given the economic environment and the competitive nature of the deposit market.

The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the six-month period ended June 30, 2008 compared to the six months ended June 30, 2007.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2008			June 30, 2007
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$221,286	$7,367	6.69%	$207,263	$7,648	7.44%
Investments, Fed Funds and Int. Bearing Balances	63,888	1,696	5.34%	68,280	1,731	5.11%
Total Interest Earning Assets	285,174	9,063	6.39%	275,543	9,379	6.86%

Allowance for Loan Losses	(2,786)			(2,826)
Cash and Due from Banks	4,846			5,399
Premises and Equipment	2,312			2,541
Other Assets	2,964			3,224
Total Assets	$292,510			$283,881

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$56,273	$457	1.63%	$44,605	$453	2.05%
Time Deposits	113,488	2,359	4.18%	121,698	3,068	5.09%
Borrowed Funds	63,951	1,215	3.82%	61,539	1,438	4.71%
Subordinated Debentures	7,500	211	5.66%	7,500	272	7.21%
Total Interest Bearing Liabilities	241,212	4,242	3.54%	235,342	5,231	4.48%
Demand Deposits	27,380			26,863
Total Deposits and Borrowed Funds	268,592	4,242	3.18%	262,205	5,231	4.02%

Other Liabilities	2,508			1,366
Stockholders' Equity	21,410			20,310
Total Liabilities and Stockholders' Equity	$292,510			$283,881
Interest Rate Spread			3.21%			2.84%
Net Interest Income (tax equivalent basis)		$4,821			$4,148
Net Interest Margin			3.40%			3.03%
Less: adjustment of tax exempt income		(69)			(37)
Net Interest Income		$4,752			$4,111

Earning assets averaged $285.2 million during the six-month period June 30, 2008, a 3% increase compared to the same period of 2007, primarily due to loan growth.  Total deposits and borrowed funds averaged $268.6 million during the six-month period ended June 30, 2008, a 2% increase since the same period of 2007, primarily due to growth in transaction accounts and, to a lesser extent borrowed funds, offset by a decrease in certificates of deposit.  Asset yields decreased by 47 basis points and the cost of deposits and borrowed funds declined by 84 basis points causing a 37 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.40% for the six months ended June 30, 2008, from the year earlier 3.03% as a result of the lower and more normally sloped interest rate environment in the 2008 period versus the environment during the 2007 period, which was mostly characterized by a flat or inverted yield curve and a higher level of market rates.

The average balance of loans grew by $14.0 million, or 7%, compared to the first half of 2007.  A portion of this growth ($4.4 million) was funded by reducing the level of the lower-yielding investment securities and federal funds portfolio.  The yield on the loan portfolio declined by 75 basis points from period to period as the portfolio reacted to the lower interest rate environment.  The growth in loans was concentrated primarily in commercial and residential real estate loans, which increased 10%, or $12.1 million, and 35%, or $5.5 million, for the six months ended June 30, 2008 and 2007, respectively.  The average balance of commercial loans declined $4.7 million, or 8%, period to period, to $56.0 million during the year-to-date period.  The average balance of consumer loans declined by $211,000, or 2%, to $12.3 million during the year-to-date period.  An average $1.5 million of loans were in non-accrual status during the period compared to $100,000 during the same period of 2007.

The total cost of deposits and borrowed funds declined by 84 basis points comparing the six-month period of 2008 to the same period of 2007 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 91 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates.  Not all maturing time deposits were replaced, causing the average balance to decline by $8.2 million, or 7%, compared to the first half of 2007.  As noted in the quarter-to-quarter comparison, the growth of the new product offering caused the average balance of savings, NOW and money market accounts to increase by $11.7 million, or 26%, compared to the first half of 2007.  The average cost of these categories declined by 42 basis points.  The increased balances carried in these categories offset the balance declines in the certificates of deposit category and allowed for the reduction in the average cost of deposits.  The cost of borrowed funds declined by 89 basis points and the average balance increased by $2.4 million, or 4%, from the 2007 period to the 2008 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 5.66% during the first half of 2008 compared to a rate of 7.21% during the corresponding period of 2007.  Compared to the same period of 2007, total deposits and borrowed funds increased by $6.4 million, or 2%, and their total cost declined by 84 basis points to an average rate of 3.18% for the first half of 2008.  The resulting net interest margin improved to 3.40% for the 2008 period compared to 3.03% for the same period of 2007; an increase of 37 basis points.

Provision for Loan Losses

The provision for loan losses was $184,000 during the second quarter and $284,000 for 2008 year-to-date compared to no provision for the second quarter of 2007 and a $30,000 provision for the first half of 2007.  The provision increased in 2008 primarily due to an increase in non-accrual loans, net charge-offs of $211,000 and continued loan growth.  During the same period of 2007 net charge-offs equaled $63,000.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the second quarter of 2008, other income (excluding security gains) increased by 14% to $132,000, compared to $116,000 for the same period of 2007.  For the first half of 2008, other income (excluding security gains) increased by 2% to $239,000, compared to $235,000 for the same period of 2007.  Increased amounts of other income recorded during both the first quarter and the first half of 2008 compared to 2007 were the result of increased fees on deposit accounts partially offset by reduced loan related fees.  Additionally, during the half of 2008, the Company recorded an $184,000 pre-tax gain on the sale of available-for-sale investments.  No investment sales were recorded during the corresponding period of 2007.  The gain recorded during the 2008 period was the result of the sale of $3.8 million of mortgage-backed securities which were sold to facilitate the repositioning of the balance sheet in response to declines in the interest rate environment.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $4.4 million for the first six months of 2008, an increase of 6%, or $254,000, compared to the same period of 2007.  Employee compensation and benefits expense comprised 56% of non-interest expense.  This category increased by $238,000, or 11%, to $2.4 million due to merit increases, accruals for incentive payments (which were not incurred in the first half of 2007) and increases in the cost of employee benefit programs.  Occupancy and equipment expenses equaled $646,000 for the period, a decrease of 7%, or $52,000, compared to the 2007 period as the Company recorded lower costs for weather related expenses and depreciation.  Professional fees totaled $467,000, a $144,000, or 45%, increase since the same period of 2007.  Included in professional fees were higher costs for legal, consulting regarding compensation, benefit matters and Sarbanes-Oxley compliance.  Marketing and public relations fees declined by $106,000, or 57%, compared to the prior year period to $81,000 as a result of fewer advertising placements in the local print, radio and outdoor media and a greater reliance upon more effective direct marketing.  Data processing expense increased by $21,000, or 9%, as a result of increased numbers of loan and deposit accounts maintained on the data processing systems and the introduction of new deposit products, including remote deposit capture.

Operating expense for the three-month period ended June 30, 2008 also increased by 6% compared to the comparable prior year’s period.  The causes of the changes in each category mirror the factors identified as impacting the six-month trends as noted above.

Income Taxes

During the second quarter of 2008, the Company recorded income tax expense of $47,000 (an effective tax rate of 26%) compared to $132,000 (an effective tax rate of 34%) recorded during the same period of 2007.  For the six month period ended June 30, 2008, the Company recorded income tax expense of $132,000, equivalent to an effective rate of 25%.  During the same period of 2007, the Company recorded income tax expense of $78,000, equivalent to an effective rate of 36%.  The improvement in the effective tax rate was attributable to an increased level of tax advantaged income (primarily generated by municipal securities and preferred corporate stock) as a percentage of taxable income.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Overview

Total assets were $315.3 million at June 30, 2008, compared to $289.5 million at December 31, 2007, an increase of $25.8 million or approximately 9%.  The increase in total assets was primarily caused by an $11.0 million increase in loans and a $20.8 million increase in cash equivalents (federal funds sold) partially offset by a $7.1 million reduction in investment securities.

Loans

The increase of $11.1 million, or 5%, in the loan portfolio to $228.4 million since December 31, 2007 was primarily due to a 7%, or $8.6 million, growth in commercial real estate loans and a 3%, or $1.4 million, increase in commercial and industrial (C+I) loans.  Consumer loans grew by $300,000, or 2%, and residential real estate loans declined slightly (less than 1%).  The growth in loans was primarily the result of new customer relationships acquired through ongoing business development efforts.  Non accrual loans increased to $2.4 million as of June 30, 2008 compared to $1.5 million at December 31, 2007.

The allowance for loan losses increased $73,000 since December 31, 2007 and equaled $2.9 million at June 30, 2008.  Net charge-offs of $211,000, offset by a $284,000 provision for loan losses, were recorded during the six-month period.  At June 30, 2008, the allowance for loan losses equaled 1.28% of total loans versus 1.31% at December 31, 2007.  Increased non-accrual loans caused non-performing loans at June 30, 2008 to equal $2.4 million (1.1% of loans) compared to $1.5 million (0.7% of loans) at December 31, 2007.  Non-performing commercial real estate loans equaled $1.7 million at June 30, 2008, an increase from $468,000 at December 31, 2007.  Non-performing commercial and industrial loans declined to $710,000 at June 30, 2008 compared to $1.0 million at December 31, 2007.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At June 30, 2008, this reserve equaled $61,000.

Other real estate owned (OREO) was $879,000 at June 30, 2008.  The increase in OREO resulted from foreclosure of commercial real estate collateral during the most recent quarter.  There was no OREO at December 31, 2007.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $40.9 million at June 30, 2008, a decrease of $4.7 million, or 10%, from December 31, 2007 due to the sale of two mortgage-backed securities , normal amortization and the call of certain investments prior to their scheduled maturity.  Investment securities classified as held-to-maturity were $9.3 million at June 30, 2008, a decrease of $2.4 million, or 20%, from

December 31, 2007 as a result of normal amortization.  The net positive cash flows generated by the investment portfolio were redeployed to support the growth of the higher-yielding loan portfolio.

Short-term Investments

Cash and cash equivalents increased by $20.8 million since December 31, 2007 and equaled $29.6 million at June 30, 2008.  The increase was the result of a significant inflow of deposits immediately prior to June 30, 2008.  The excess liquidity was invested in overnight federal funds sold, which equaled $23.9 million at June 30, 2008 compared to $4.7 million at December 31, 2007.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Total deposits increased to $215.4 million at June 30, 2008, a $13.1 million, or 6.5%, increase since December 31, 2007.  Significant deposit increases occurred in the savings and time deposits, with much on the inflows of new money occurring late in the second quarter.  Certificates of deposit increased $17.6 million, or 16%, since December 31, 2007 to $125.0 million at June 30, 2008.  Savings deposits increased $2.8 million, or 7%, since December 31, 2007 to $39.9 million at June 30, 2008.  Interest-bearing transaction accounts decreased $5.5 million, or 19%, since December 31, 2008 and equaled $23.0 million at June 30, 2008.  Demand deposits decreased 6%, or $1.7 million, from the year-end levels.  The majority of the increases in time deposits occurred in the second quarter of the year, as a result of competitive pricing and increased marketing, after market interest rates had considerably declined.  The effect of this timing allowed the Company to obtain time deposit funding at a cost which was significantly lower than the rates which had been paid on the time deposits that had matured and continue to mature.  As a result, the Company has been able to significantly reduce its cost of deposits and has also extended the average maturity of time deposits, which will help to stabilize the cost of funds at current favorable rates for future periods.  During the first quarter of 2008, the Company re-priced all deposit categories in response to the significant change in the interest rate environment.  The combination of these tactics in response to the lower interest rate environment, has allowed the Company to significantly reduce the total cost of funds while suffering minimal loss of core deposit balances.  To attract new core deposits, the Company periodically conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first six months of 2008, these items increased $13.1 million or 23%.  Advances from the Federal Home Loan Bank of Boston comprise most of the increase by growing $11.9 million since the end of 2007.  Securities under agreement to repurchase grew by $1.2 million, or 17%, from December 31, 2007 as a result of new customers using the commercial deposit sweep product.  As is the case in the deposit portfolio, the FHLBB advance growth occurred during a significantly lower interest rate environment allowing for a reduction in the average cost of borrowed funds and the lengthening of the portfolio’s maturity structure, thereby procuring long-term funding at relatively low and advantageous interest rates.

Stockholders’ Equity

Stockholders’ equity at June 30, 2008 was $21.2 million, an increase of $48,000 since December 31, 2007.  The increase was due to year-to-date earnings of $407,000 and the $75,000 impact of the accounting treatment for share-based compensation offset by a $434,000 (net of taxes) decrease in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $113,000, net of taxes.  Book value per basic and diluted share at June 30, 2008 is $9.29, compared to the $9.26 at December 31, 2007.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $29.6 million, including overnight federal funds sold of $23.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $40.9 million at June 30, 2008.  In addition, at June 30, 2008, the Company had the ability to borrow an additional $13.1 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased.

At June 30, 2008, the Company had $24.4 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $47.1 million in unused and secured lines of credit.  Letters of credit at June 30, 2008 equaled $2.4 million.  Certificates of deposit due within one year of June 30, 2008 totaled $98.1 million, or 46% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of June 30, 2008, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 9.34% and 8.60%, respectively.  The Company’s Tier 1 and Total Risk Based Capital ratios were 11.59% and 12.82%, respectively. The Bank’s Tier 1 and Total Risk Based Capital ratios were 10.68% and 11.91%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At June 30, 2008, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  As of June 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-KSB.  However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face.  Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the quarter ended June 30, 2008.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to Vote of Security Holders

On May 15, 2008, the Company held its annual meeting of shareholders.  Shareholders approved the election of five Class I directors to serve for terms of three years and approved the CNB Financial Corp. 2008 Equity Incentive Plan (the “Plan”).

The voting results for the election of directors were as follows:

Name	For	Withheld
George L. Kaplan	1,566,794	23,259
John P. Lauring	1,567,451	22,602
Harris L. MacNeill	1,572,044	18,009
Henry T. Michie	1,564,888	25,165
J. Robert Seder	1,543,015	47,038

The voting results for the approval of the Plan were as follows:

	For	Withheld
CNB Financial Corp. 2008 Equity Incentive Plan	1,212,722	57,981
There were 319,350 broker non-votes.

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Association(1)
3.2	Bylaws(1)
4.1	Common Stock Certificate(2)
10.1	CNB Financial Corp. 2008 Equity Incentive Plan (3)
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
(1)	Incorporated by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.
(2)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.
(3)	Incorporated by reference in this document to the Proxy Statement filed with the Securities and Exchange Commission on April 11, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORP.

Date: August 14, 2008	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: August 14, 2008	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer