Form 10-Q
period 2008-09-30
CNB Financial Corp.
filed 2008-11-13
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _____ to ______

Commission file number:    000-51685

CNB Financial Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	20-3801620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

__________33 Waldo Street, P.O. Box 830, Worcester, MA  01613-0830_______________
(Address of principal executive offices)

________________________________(508) 752-4800_______________________________
(Registrant’s telephone number)

________________________________Not  Applicable______________________________
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
Yes [   ] No [X]

At November 10, 2008, the registrant had 2,283,208 shares of common stock, $1.00 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)
ASSETS	September 30,	December 31,
	2008	2007

Cash and Cash Equivalents	$9,188,000	$8,825,000
Investment Securities Available-for-Sale	35,034,000	45,597,000
Investment Securities Held-to-Maturity, (fair value of $8,686,000 as of September 30, 2008 and $11,720,000 as of December 31, 2007)	9,141,000	11,687,000
Federal Reserve Bank Stock	786,000	761,000
Federal Home Loan Bank Stock	3,143,000	3,052,000

Loans	237,329,000	217,321,000
Less: Allowance for Loan Losses	(2,876,000)	(2,844,000)
Loans, Net	234,453,000	214,477,000

Premises and Equipment, Net	2,178,000	2,378,000
Accrued Interest Receivable	1,176,000	1,100,000
Deferred Tax Asset	1,279,000	1,123,000
Other Real Estate Owned	945,000	-
Prepaid Expenses and Other Assets	315,000	494,000
Total Assets	$297,638,000	$289,494,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$200,126,000	$202,238,000
Federal Home Loan Bank Advances	58,650,000	48,750,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	11,031,000	7,214,000
Accrued Expenses and Other Liabilities	1,656,000	2,407,000
Total Liabilities:	279,195,000	268,341,000

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of September 30, 2008 and December 31, 2007
Issued and Outstanding: 2,283,000 as of September 30,2008 and December 31, 2007	2,283,000	2,283,000
Additional Paid-in Capital	20,405,000	20,291,000
Accumulated Deficit	(4,290,000)	(1,754,000)
Accumulated Other Comprehensive Income, net of taxes	45,000	333,000
Total Stockholders' Equity	18,443,000	21,153,000
Total Liabilities and Stockholders’ Equity	$297,638,000	$289,494,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income:
Interest and Fees on Loans	$3,770,000	$3,972,000	$11,137,000	$11,620,000
Interest and Dividends on Investments	698,000	866,000	2,326,000	2,560,000

Total Interest and Dividend Income	4,468,000	4,838,000	13,463,000	14,180,000

Interest Expense:
Interest Expense on Deposits	1,142,000	1,934,000	3,958,000	5,455,000
Interest Expense on Borrowings	702,000	804,000	2,128,000	2,514,000

Total Interest Expense	1,844,000	2,738,000	6,086,000	7,969,000

Net Interest Income	2,624,000	2,100,000	7,377,000	6,211,000

Provision for Loan Losses	275,000	-	559,000	30,000

Net Interest Income, After Provision for Loan Losses	2,349,000	2,100,000	6,818,000	6,181,000

Other Income (Loss):
Fees on Deposit Accounts	58,000	52,000	168,000	155,000
Loan Related Fees	13,000	38,000	68,000	116,000
Other	55,000	24,000	126,000	78,000
Security Gains (net of losses)	-	-	184,000	-
Impairment of Preferred Equity Securities	(3,018,000)	-	(3,018,000)	-
Total Other Income (Loss)	(2,892,000)	114,000	(2,472,000)	349,000

Operating Expense:
Employee Compensation and Benefits	1,244,000	1,103,000	3,677,000	3,299,000
Occupancy and Equipment	321,000	327,000	967,000	1,025,000
Professional Fees	223,000	191,000	690,000	514,000
Marketing and Public Relations	83,000	94,000	164,000	281,000
Data Processing Expense	141,000	110,000	395,000	343,000
Other General and Administrative Expenses	225,000	249,000	695,000	710,000
Total Operating Expense	2,237,000	2,074,000	6,588,000	6,172,000

(Loss) Income Before Taxes	(2,780,000)	140,000	(2,242,000)	358,000

Provision for Income Taxes	162,000	48,000	294,000	126,000
Net (Loss) Income	$(2,942,000)	$92,000	$(2,536,000)	$232,000

Net Income (Loss) per Basic Share	$(1.29)	$0.04	$(1.11)	$0.10
Net Income (Loss) per Diluted Share	$(1.29)	$0.04	$(1.11)	$0.10

Weighted Average Shares - Basic	2,283,000	2,283,000	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,284,000	2,283,000	2,297,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of taxes	Total
Balance, December 31, 2007	2,283,000	$2,283,000	$20,291,000	$(1,754,000)	$333,000	$21,153,000

Net Loss				(2,536,000)		(2,536,000)
Other Comprehensive Income Unrealized Gains (Losses) on Securities Available-for-Sale
					(288,000)	(288,000)
Total Comprehensive Loss						(2,824,000)
Share-based Compensation			114,000			114,000

Balance, September 30, 2008	2,283,000	$2,283,000	$20,405,000	$(4,290,000)	$45,000	$18,443,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,536,000)	$232,000
Adjustments to reconcile Net (Loss) Income to Net Cash (Used) Provided by Operating Activities:
Share-based Compensation	114,000	130,000
Provision for Loan Losses	559,000	30,000
Gains on sale of securities Available-for-Sale	(184,000)	-
Impairment of Preferred Equity Securities	3,018,000	-
Decrease (Increase) in Net Deferred Loan Costs	8,000	(19,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	184,000	233,000
Decrease in Accrued Interest Receivable	(76,000)	(62,000)
(Decrease) Increase in Other Assets	(766,000)	20,000
Increase (Decrease) in Accrued Expenses and Other Liabilities	(752,000)	2,704,000
Decrease in Deferred Tax	-	54,000

Net Cash (Used) Provided by Operating Activities	(431,000)	3,322,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	(50,000)	(849,000)
Purchase of Investment Securities Available-for-Sale	(7,001,000)	(2,000,000)
Principal Payments on Mortgage Backed Securities (CMOs)	3,990,000	4,429,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	2,000,000	2,000,000
Proceeds from Maturity or Call of Investment Securities Available-for-Sale	10,954,000	6,000,000
Purchase of Federal Reserve Stock, FHLBB Stock and other bonds	(116,000)	125,000)
Loan Charge-offs, net of recoveries	(527,000)	(90,000)
Loan Originations, net of Principal Repayments	(20,016,000)	(15,686,000)
Purchases of Premises and Equipment	(46,000)	(184,000)

Net Cash Used by Investing Activities	(10,812,000)	(6,505,000)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(2,112,000)	21,820,000
Advances from FHLBB	30,900,000	75,847,000
Repayment of FHLBB Advances	(21,000,000)	(84,347,000)
Reduction of Federal Funds Purchased	-	(500,000)
Increase of Securities Under Agreement to Repurchase	3,817,000	3,494,000

Net Cash Provided by Financing Activities	11,606,000	16,314,000

Net Change in Cash and Cash Equivalents	363,000	13,131,000

Cash and Cash Equivalents, Beginning of the Period	8,825,000	6,736,000

Cash and Cash Equivalents, End of the Period	$9,188,000	$19,867,000

Supplemental noncash investing and financing activities
Transfer of loans to other real estate owned	$945,000	-

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.  ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly-owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and has branch offices at One West Boylston Street, Worcester, Massachusetts, 564 Main Street, Shrewsbury, Massachusetts, 701 Church Street, Northbridge, Massachusetts, 1393 Grafton Street, Worcester, Massachusetts and 25A West Boylston Street, West Boylston, Massachusetts.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board.  The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC has recently increased the amount of insured bank deposits to $250,000 per account.  On October 14, 2008, the FDIC insurance was also extended to unlimited coverage for non-interest bearing deposit transaction accounts and will last through December 31, 2009 unless otherwise extended by the FDIC.  Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  The Bank currently intends to participate in the FDIC Temporary Liquidity Guaranty Program.  Based on the balance of the Bank’s non-interest bearing deposit accounts at September 30, 2008, the surcharge would have amounted to approximately $5,000 on an annualized basis if the Bank had participated as of that date.

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank was organized as a national bank under the National Bank Act and received its charter to operate as a national bank, effective November 19, 2001.

In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank.  Outstanding certificates representing shares of common stock of the Bank now represent shares of common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company.  The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock is $5 per share.  The holders of Bank options and warrants immediately prior to the reorganization received one option or warrant to acquire shares of the common stock of the Company for each Bank option or warrant then held by them on the same terms and conditions.

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement at September 30, 2008 consist of subordinated debentures, including accrued interest amounting to $7.8 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Losses are charged against the allowance when management believes the collectibility of principal is doubtful.  Subsequent recoveries, if any, are credited to the allowance.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS No. 141R will only impact us if we are party to a business combination closing on or after January 1, 2009.

On October 10, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value through Earnings,” an amendment of SAB 105, “Application of Accounting Principles to Loan Commitments.” Under SAB 109, the expected net future cash flows of associated loan servicing activities should be included in the measurement of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Company’s financial statements.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at September 30, 2008 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$1,000,000	$2,000	$-	$1,002,000
Due after one year through five years	1,949,000	54,000	-	2,003,000
Due after five years through ten years	1,885,000	84,000	-	1,969,000
Due after ten years	2,000,000	-	(34,000)	1,966,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,366,000	18,000	(6,000)	1,378,000
Due after five years through ten years	3,381,000	-	(18,000)	3,363,000
Due after ten years	23,395,000	273,000	(315,000)	23,353,000
	$34,976,000	$431,000	$(373,000)	$35,034,000
Held-to-maturity:
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	$2,564,000	$2,000	$(11,000)	$2,555,000
Due after ten years	1,054,000	-	(5,000)	1,049,000
Municipals
Due after five years through ten years	330,000	-	(2,000)	328,000
Due after ten years	5,043,000	-	(439,000)	4,604,000
Other Bonds Due after one year through five years	150,000	-	-	150,000
	$9,141,000	$2,000	$(457,000)	$8,686,000
Total Investment Securities	$44,117,000	$433,000	$(832,000)	$43,718,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2007 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$4,999,000	$-	$(9,000)	$4,990,000
Due after one year through five years	4,164,000	18,000	(7,000)	4,175,000
Due after five years through ten years	941,000	55,000	-	996,000
Due after ten years	3,876,000	131,000	-	4,007,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,729,000	12,000	(3,000)	1,738,000
Due after five years through ten years	2,911,000		(45,000)	2,866,000
Due after ten years	26,476,000	476,000	(127,000)	26,825,000
	$45,096,000	$692,000	$(191,000)	$45,597,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$2,000,000	$-	$(3,000)	$1,997,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,017,000	15,000	(7,000)	3,025,000
Due after ten years	1,197,000	-	(7,000)	1,190,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	5,043,000	42,000	(10,000)	5,075,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$11,687,000	$60,000	$(27,000)	$11,720,000

Total Investment Securities	$56,783,000	$752,000	$(218,000)	$57,317,000

5.  LOANS

Major classifications of loans at September 30, 2008 and December 31, 2007 follow:

	September 30,	December 31,
	2008	2007
Commercial and Industrial	$55,339,000	$54,987,000
Commercial Real Estate	146,485,000	128,283,000
Residential Real Estate	22,649,000	21,610,000
Consumer	12,856,000	12,441,000
Total loans	237,329,000	217,321,000
Less: Allowance for loan losses	(2,876,000)	(2,844,000)
Total loans, net	$234,453,000	$214,477,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At September 30, 2008, no loans accruing interest were past due 90 days or more and $2.3 million of loans were on non-accrual status.  At December 31, 2007, no loans accruing interest were past due 90 days or more and $1.5 million of loans were on non-accrual status.  Net deferred costs totaled $320,000 and $320,000 at September 30, 2008 and December 31, 2007, respectively.

A summary of changes in the allowance for loan losses for the nine month periods ended September 30, 2008 and 2007 follows:

	2008	2007
Balance, Beginning of Year	$2,844,000	$2,807,000
Provision for loan losses	559,000	30,000
Recoveries	1,000	7,000
Less: Loans charged-off	528,000	71,000
Balance as of September 30,	$2,876,000	$2,773,000

6.  STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the “2001 Plan”) for employees and directors of the Bank.  The Compensation Committee of the Board of Directors administers the 2001 Plan (as amended on May 19, 2005 and March 22, 2007), which has authorized 400,000 shares for grant.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The authorization of grants, the determination of the number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.  The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.

Upon the reorganization of the Bank into a holding company structure, the 2001 Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s 2001 Plan.  All shares of common stock of the Bank under the 2001 Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the 2001 Plan shall be options granted by the Company and shall relate to the common stock of the Company.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remained outstanding at September 30, 2008.

Dividend yield	2.36%
Expected volatility	32.71%
Risk free interest rate	3.75%
Expected lives	6.0 years

On May 15, 2008, the stockholders of the Company approved the CNB Financial Corp. 2008 Equity Incentive Plan (the “2008 Plan”).  Employees, officers and directors of the Company or its affiliates are eligible to participate in the 2008 Plan.  The Board of Directors has reserved a total of 100,000 shares of common stock for issuance upon the grant of shares of restricted stock or exercise of incentive or non-statutory stock options made pursuant to the 2008 Plan.  A copy of the 2008 Plan was contained as an appendix to the Company’s definitive proxy materials for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 11, 2008.  The authorization of grants and the determination of the number of shares to be granted will be determined by the Compensation Committee of the Board of Directors on the date of grant.  As of September 30, 2008, no awards have been granted under the 2008 Plan.

7.      WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine month periods ended September 30, 2008 and 2007 is presented below:

	Three Months Ended September 30,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	1,000

Weighted-average shares outstanding—Diluted	2,283,000	2,284,000

	Nine Months Ended September 30,
	2008	2007
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	14,000

Weighted-average shares outstanding—Diluted	2,283,000	2,297,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended September 30, 2008 and 2007, options and warrants outstanding totaling 449,000 and 367,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8. LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at September 30, 2008 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$ 3,116,000
Unadvanced loan proceeds	14,619,000
Unused lines of credit	16,534,000
Secured commercial lines of credit	34,022,000
Letters of credit	2,293,000

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

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$-	$35,034,000	$-	$35,034,000
Total Assets	$-	$35,034,000	$-	$35,034,000

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008.

	Level 1	Level 2	Level 3
Assets
Impaired Loans	$-	$-	$916,000
Other Real Estate Owned	$-	$945,000	$-
Total Assets	$-	$945,000	$916,000

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.  Real estate acquired through foreclosure is initially recorded at fair value less estimated selling costs, and thereafter is adjusted to the lower of carrying value or market value.  The fair value of other real estate owned is based upon property appraisals and an analysis of similar properties where possible.

During the nine months ended September 30, 2008, $1,361,000 in loans carried at fair value on a nonrecurring basis were written-down by charges of $445,000 to the allowance for loan losses and principal reductions of $8,000 were received to bring their fair value to $916,000 at September 30, 2008.

During the third quarter of 2008, a non-cash pre-tax impairment loss of $3,018,000 was recognized on preferred stock issued by Federal National Mortgage Association (FNMA or Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) as a result of both institutions being placed in conservatorship by the United States Treasury.  Federal legislation became law on October 3, 2008 which will allow the Company to treat the loss as an ordinary loss for tax purposes and recognize the tax impact during the fourth quarter of 2008.  However, the tax impact of the impairment loss is allowed to be recognized during the current calendar period for the purpose of determining the Company’s and the Bank’s regulatory capital levels as presented below.

10.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of September 30, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At September 30, 2008, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  As detailed in Footnote #9 above, this calculation of regulatory capital includes the impact of the tax benefit, to be recorded during the fourth quarter of 2008, which resulted from the impairment loss recognized on the Company’s investment in Fannie Mae and Freddie Mac preferred stock.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under PCA provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	$24,923	8.21%	$23,986	7.91%	4.00%	5.00%
Tier 1 risk-based ratio	24,923	10.50%	23,986	10.13%	4.00%	6.00%
Total risk-based ratio	27,860	11.74%	26,923	11.37%	8.00%	10.00%

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

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements based on a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario, which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; competition; and changes in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-KSB for the year ended December 31, 2007, including in the Risk Factors section of that report or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence if anticipated or unanticipated events.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and Note 3 to the consolidated financial statements of this Form 10-Q.  These policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses and the appropriate level of deferred income taxes.  Additional information is contained on pages 17 and 18 of this Form 10-Q regarding the provision and allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

Overview

As a result of a $3,018,000 non-cash pre-tax impairment charge on the preferred equity of Fannie Mae and Freddie Mac during the third quarter, the Company recorded a net loss of $2,942,000 for the three-month period ended September 30, 2008, compared to net income of $92,000 for the same quarter of 2007.  The Company reported loss per diluted share of $1.29 for the three months ended September 30, 2008 compared to diluted earnings per share of $0.04 for the third quarter of 2007.  The year-to-date net loss equaled $2,536,000 for 2008 compared to net income of $232,000 for the comparable 2007 period.  The Company reported loss per diluted share of $1.11 for the nine months ended September 30, 2008 compared to diluted earnings per share of $0.10 for the year-to-date period of 2007.  Net interest income grew 25%, or $524,000, comparing the third quarter of 2008 to the third quarter of 2007 and has increased 19%, or $1,166,000, comparing the year-to-date periods.  This increase has been caused primarily by the 9% year-to-date increase in the loan portfolio and by the significant improvement in the Company’s net interest margin during 2008.  Other income, excluding security gains and impairment write-downs, increased $12,000, or 11%, for the quarterly period and $13,000, or 4%, for the year-to date period.  The Company also recorded a gain on the sale of available-for-sale investments during the first quarter of 2008 of $184,000 on a pre-tax basis ($119,000 after-tax).  No further gains have been recorded in 2008 nor were any recorded during the first nine months of 2007.  Partially offsetting these increases were a $275,000 provision for loan losses for the third quarter compared to no provision during the same quarter of 2007 and a $163,000, or 8%, increase in operating expenses.  For the year-to-date period, the provision for loan losses equaled $559,000 compared to $30,000 during the first nine months of 2007.  Operating expenses increased by $416,000, or 7%, during the first nine months of 2008 compared to the same period of 2007.

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

Net interest income equaled $2,624,000 for the three-month period ended September 30, 2008 compared to $2,100,000 for the three-month period ended September 30, 2007, an increase of $524,000, or 25%.  For the nine-month period ended September 30, 2008, net interest income equaled $7,377,000 compared to $6,211,000 for the same period of 2007, an increase of $1,166,000, or 19%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended September 30, 2008 compared to the three months ended September 30, 2007.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a tax-equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2008 and 2007

(Dollars in Thousands)	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$232,853	$3,770	6.44%	$215,293	$3,972	7.32%
Investments, Fed Funds and Int. Bearing Balances	61,541	733	4.74%	67,964	884	5.16%
Total Interest Earning Assets	294,394	4,503	6.09%	283,257	4,856	6.80%

Allowance for Loan Losses	(2,895)			(2,773)
Cash and Due from Banks	4,860			5,695
Premises and Equipment	2,217			2,455
Other Assets	3,643			3,308
Total Assets	$302,219			$291,942

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$56,956	$187	1.31%	$56,598	$395	2.77%
Time Deposits	119,821	955	3.17%	120,010	1,539	5.09%
Borrowed Funds	67,799	613	3.60%	57,623	665	4.58%
Subordinated Debentures	7,500	89	4.64%	7,500	139	7.25%
Total Interest Bearing Liabilities	252,076	1,844	2.91%	241,731	2,738	4.49%
Demand Deposits	27,724			27,134
Total Deposits and Borrowed Funds	279,800	1,844	2.62%	268,865	2,738	4.04%

Other Liabilities	1,369			2,761
Stockholders' Equity	21,050			20,316
Total Liabilities and Stockholders' Equity	$302,219			$291,942
Interest Rate Spread			3.47%			2.76%
Net Interest Income (tax equivalent basis)		$2,659			$2,118
Net Interest Margin			3.59%			2.97%
Less: adjustment of tax exempt income		(35)			(18)
Net Interest Income		$2,624			$2,100

Earning assets averaged $294.4 million during the three-month period ended September 30, 2008, a 4% increase compared to the same period of 2007, primarily due to loan growth which was partially funded by a reduction in the investment portfolio.  Total deposits and borrowed funds averaged $279.8 million during the three-month period ended September 30, 2008, also a 4% increase since the same period of 2007, primarily due to a growth in savings accounts and borrowed funds, offset by a decrease in the average balance of NOW, money market and demand deposit accounts.  Asset yields decreased by 71 basis points and the cost of deposits and borrowed funds declined by 142 basis points causing a 71 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.59% for the three months ended September 30, 2008, from the year earlier period’s 2.97% as a result of loan portfolio growth and the lower and more normally sloped interest rate environment in the 2008 period versus the environment which existed during the 2007 period, which was mostly characterized by a flat or inverted yield curve and higher market rates.

The average balance of loans grew by 8% compared to the third quarter of 2007.  The yield on the loan portfolio declined by 88 basis points from period to period due to the lower interest rate environment (the prime rate ended the third quarter of 2008 325 basis points lower than its level at the end of the third quarter of 2007).  The $17.6 million growth in the average balance of loans was concentrated in residential loans, which increased $3.6 million, or 20%, to $21.9 million, and in commercial real estate loans, which increased $18.7 million, or 15%, to $139.9 million.  The average balance of commercial loans declined $5.6 million, or 9%, period to period, and averaged $56.3 million during the quarter. The average balance of consumer loans declined by $670,000, or 5%, to average $12.3 million.  During the 2008 quarter, $2.4 million of loans were in non-accrual status compared to $888,000 during the same quarter of 2007.

The total cost of deposits and borrowed funds declined by 142 basis points comparing the three months ended September 30, 2008 to the same period of 2007 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 192 basis points as maturing certificates of deposit were replaced at lower market rates.  A new product designed to attract funds at lower rates than that paid on time deposits was introduced in the latter part of 2007.  This product caused a shift in the composition of deposits as the average balance of savings accounts (which includes the new product) increased by $9.6 million, or 36%, compared to the third quarter of 2007 and their average cost decreased by 183 basis points.  The average balance of NOW and money market accounts decreased by $9.1 million, or 30%, compared to the third quarter of 2007 and their average cost decreased by 151 basis points.  Borrowed funds increased by $10.2 million, or 18%, and their cost declined by 98 basis points from the 2007 period to the 2008 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 4.64% during the third quarter of 2008 compared to a rate of 7.25% during the corresponding quarter of 2007, a decline of 261 basis points.  Compared to the same quarter of 2007, total deposits and borrowed funds increased by $10.9 million, or 4%, and their total cost has declined by 142 basis points to an average rate of 2.62% for the third quarter of 2008.  The resulting net interest margin has improved to 3.59% for the 2008 period compared to 2.97% for the same period of 2007, an increase of 62 basis points.  While changes in the level of interest rates since the latter part of 2007 have caused the yield curve to return to a more normal upward slope, we expect management of the net interest margin to remain a challenge given the current economic environment and the continued competitive nature of the deposit market.  The low level of the current interest rate environment, and the probability for future rate declines, limits the Company’s ability to respond to lower asset yields with corresponding declines of the same magnitude in the cost of funds.

The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the nine-month period ended September 30, 2008 compared to the nine months ended September 30, 2007.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended			Nine Months Ended
(Dollars in Thousands)	September 30, 2008			September 30, 2007
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$225,170	$11,137	6.61%	$209,969	$11,620	7.40%
Investments, Fed Funds and Int. Bearing Balances	63,100	2,429	5.14%	68,174	2,615	5.13%
Total Interest Earning Assets	288,270	13,566	6.29%	278,143	$14,235	6.84%

Allowance for Loan Losses	(2,823)			(2,808)
Cash and Due from Banks	4,851			5,496
Premises and Equipment	2,280			2,512
Other Assets	3,192			3,295
Total Assets	$295,770			$286,638

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$56,503	$644	1.52%	$47,017	$847	2.41%
Time Deposits	115,614	3,314	3.83%	121,129	4,608	5.09%
Borrowed Funds	65,243	1,828	3.74%	60,219	2,103	4.67%
Subordinated Debentures	7,500	300	5.34%	7,500	411	7.23%
Total Interest Bearing Liabilities	244,860	6,086	3.32%	235,865	7,969	4.52%
Demand Deposits	27,496			27,611
Total Deposits and Borrowed Funds	272,356	6,086	2.98%	263,476	7,969	4.04%

Other Liabilities	2,124			2,850
Stockholders' Equity	21,290			20,312
Total Liabilities and Stockholders' Equity	$295,770			$286,638
Interest Rate Spread			3.31%			2.80%
Net Interest Income (tax equivalent basis)		$7,480			$6,266
Net Interest Margin			3.47%			3.01%
Less: adjustment of tax exempt income		(103)			(55)
Net Interest Income		$7,377			$6,211

Earning assets averaged $288.3 million during the nine-month period September 30, 2008, a 4% increase compared to the same period of 2007, primarily due to loan growth.  Total deposits and borrowed funds averaged $272.4 million during the nine-month period ended September 30, 2008, a 3% increase since the same period of 2007, primarily due to growth in the new savings account product and borrowed funds, offset by a decrease in NOW accounts and certificates of deposit.  Asset yields decreased by 55 basis points and the cost of deposits and borrowed funds declined by 106 basis points, causing a 51 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.47% for the nine months ended September 30, 2008, from the year earlier 3.01% as a result of loan growth and the lower and more normally sloped interest rate environment in the

2008 period versus the environment during the 2007 period, which was mostly characterized by a flat or inverted yield curve and a higher level of market rates.

The average balance of loans grew by $15.2 million, or 7%, compared to the first nine months of 2007.  A portion of this growth ($5.1 million) was funded by reducing the level of the lower-yielding investment securities and federal funds portfolio.  The yield on the loan portfolio declined by 79 basis points from period to period due to the lower interest rate environment.  The growth in loans was concentrated primarily in commercial real estate and residential real estate loans, which increased 12%, or $14.3 million, and 29%, or $4.8 million, respectively, for the nine months ended September 30, 2008 compared to the same period of 2007.  The average balance of commercial loans declined $5.0 million, or 8%, period to period, and equaled $56.1 million during the 2008 period.  The average balance of consumer loans declined by $366,000, or 3%, to $12.3 million during the year-to-date period.  An average $1.8 million of loans were in non-accrual status during the period compared to $394,000 during the same period of 2007.

The total cost of deposits and borrowed funds declined by 106 basis points comparing the nine-month period of 2008 to the same period of 2007 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 126 basis points as maturing certificates of deposit were replaced at lower market rates.  Not all maturing time deposits were replaced, causing the average balance to decline by $5.5 million, or 5%, compared to the first nine months of 2007.  The growth of the new deposit product caused the average balance of savings, NOW and money market accounts to increase by $9.5 million, or 20%, compared to the same period of 2007.  The combined average cost of these categories declined by 89 basis points, which contributed to the reduction in the average cost of deposits.  The cost of borrowed funds declined by 93 basis points and the average balance increased by $5.0 million, or 8%, from the 2007 period to the 2008 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 5.34% during the first nine months of 2008 compared to a rate of 7.23% during the corresponding period of 2007.  Compared to the same period of 2007, total deposits and borrowed funds increased by $8.9 million, or 3%, and their total cost declined by 106 basis points to an average rate of 2.98% for the 2008 period.  The resulting net interest margin improved to 3.47% for the 2008 period compared to 3.01% for the same period of 2007, an increase of 46 basis points.

Provision for Loan Losses

The provision for loan losses was $275,000 during the third quarter and $559,000 for 2008 year-to-date compared to no provision for the third quarter of 2007 and a $30,000 provision for the same period of 2007.  The provision increased in 2008 primarily due to an increase in non-accrual loans, year-to-date net charge-offs of $527,000 and continued loan growth.  During the same period of 2007, net charge-offs equaled $64,000.  The increase in net charge-offs during 2008 can be primarily attributed to the current economic climate.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the potential for losses, determines the necessary level of the allowance for loan losses.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the third quarter of 2008, other income (excluding the $3.0 million impairment of preferred equity securities) increased by 11% to $126,000, compared to $114,000 for the same period of 2007.  For the 2008 year-to-date period, other income (excluding $184,000 security gains and the $3.0 million impairment of preferred equity securities) increased by 4% to $362,000, compared to $349,000 for the same period of 2007.  Increased amounts of other income were the result of increased fees on deposit accounts partially offset by reduced loan related fees.  Additionally, during the 2008 year-to-date period, the Company recorded an $184,000 pre-tax gain on the sale of available-for-sale investments.  No investment sales were recorded during the corresponding period of 2007.  The gain recorded during the 2008 period was the result of the sale of $3.8 million of mortgage-backed securities to facilitate the repositioning of the balance sheet in response to declines in the interest rate environment.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $6.6 million for the first nine months of 2008, an increase of 7%, or $416,000, compared to the same period of 2007.  Employee compensation and benefits expense comprised 56% of non-interest expense.  This category increased by $378,000, or 11%, to $3,677,000 due to merit increases, accruals for incentive payments (which were not incurred during the same period of 2007) and increases in the cost of employee benefit programs.  Occupancy and equipment expenses equaled $967,000 for the period, a decrease of 6%, or $58,000, compared to the 2007 period as the Company recorded lower costs for weather related expenses and depreciation.  Professional fees totaled $690,000, a $176,000, or 34%, increase since the same period of 2007.  Included in professional fees were higher costs for legal expenses and consulting regarding compensation, benefit matters and Sarbanes-Oxley compliance.  Marketing and public relations fees declined by $117,000, or 42%, compared to the prior year period to $164,000 as a result of fewer advertising placements in the local print, radio and outdoor media and a greater reliance upon more effective direct marketing programs.  Data processing expense increased by $52,000, or 15%, as a result of increased numbers of loan and deposit accounts maintained on the data processing systems and the introduction of new deposit products, including remote deposit capture.

Operating expense for the three-month period ended September 30, 2008 increased by 8% compared to the comparable prior year’s period.  The causes of the changes in each category mirror the factors identified as impacting the nine-month trends noted above.

Income Taxes

During the third quarter of 2008, the Company recorded income tax expense of $162,000 compared to $48,000 recorded during the same period of 2007.  For the nine month period ended September 30, 2008, the Company recorded income tax expense of $294,000.  During the same period of 2007, the Company recorded income tax expense of $126,000.  The income tax expense for both periods increased in 2008 primarily due to the increased level of earnings excluding the impairment loss.  The Emergency Economic Stabilization Act of 2008 (EESA), which was enacted on October 3, 2008, allows banking organizations that suffered a Fannie Mae or Freddie Mac preferred stock impairment to treat the loss as an ordinary loss for tax purposes, but not until the fourth quarter of 2008.  Therefore, during the fourth quarter, the Company expects to record $1.0 million tax benefit ($0.44 per basic and diluted share) associated with the third quarter write-down.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Overview

Total assets were $297.6 million at September 30, 2008, compared to $289.5 million at December 31, 2007, an increase of $8.1 million, or approximately 3%.  The increase in total assets was primarily caused by a $20.0 million, or 9%, increase in loans, partially offset by a $13.1 million, or 23%, reduction in investment securities.

Loans

The increase of $20.0 million, or 9%, in the loan portfolio to $237.3 million since December 31, 2007 was primarily due to a 14%, or $18.2, million, growth in commercial real estate loans and a 5%, or $1.0 million, increase in residential real estate loans.  Consumer loans grew by $415,000, or 3%.  The growth in loans was primarily the result of new customer relationships acquired through ongoing business development efforts.  Non accrual loans equaled $2.3 million at September 30, 2008 compared to $1.5 million at December 31, 2007 as real estate development loans have been impacted by the current economic climate.

The allowance for loan losses increased $32,000 since December 31, 2007 and equaled $2.9 million at September 30, 2008.  Net charge-offs of $527,000, offset by a $559,000 provision for loan losses, were recorded during the nine-month period.  At September 30, 2008, the allowance for loan losses equaled 1.21% of total loans versus 1.31% at December 31, 2007.  Increased non-accrual loans caused non-performing loans at September 30, 2008 to equal $2.3 million (1.0% of loans) compared to $1.5 million (0.7% of loans) at December 31, 2007.  The current economic climate has caused an increase in non-performing commercial real estate loans, which equaled $1.7 million at September 30, 2008, an increase from $490,000 at December 31, 2007.  Non-performing commercial and industrial loans declined to $556,000 at September 30, 2008 compared to $992,000 at December 31, 2007.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At September 30, 2008, this reserve equaled $61,000.

Other real estate owned (OREO) was $945,000 at September 30, 2008 compared to zero at December 31, 2008.  The increase in OREO resulted from two foreclosures of commercial real estate collateral during the second and third quarters of 2008.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $35.0 million at September 30, 2008, a decrease of $10.6 million, or 23%, from December 31, 2007 due to the sale of two mortgage-backed securities, normal amortization and maturities as well as the call of certain investments prior to their scheduled maturity.  Investment securities classified as held-to-maturity were $9.1 million at September 30, 2008, a decrease of $2.5 million, or 22%, from December 31, 2007 as a result of maturities and normal amortization.  The net positive cash flows generated by the investment portfolio were redeployed to support the growth of the higher-yielding loan portfolio.

Short-term Investments

Cash and cash equivalents increased by $363,000 since December 31, 2007 and equaled $9.2 million at September 30, 2008.  Included in this total are overnight federal funds sold which equaled $4.8 million at September 30, 2008 compared to $4.7 million at December 31, 2007.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Deposits equaled $200.1 million at September 30, 2008, a $2.1 million, or 1.0%, decrease since December 31, 2007.  This decrease is partially due to seasonality (corporate deposits tend to spike at year-end) and partially due to the growth of borrowed funds at attractive rates.  Certificates of deposit increased $16.8 million, or 16%, since December 31, 2007 to $124.2 million at September 30, 2008.  Savings deposits declined $7.9 million, or 21%, since December 31, 2007 to $29.2 million at September 30, 2008.  Interest-bearing transaction accounts decreased $9.7 million, or 34%, since December 31, 2007 to $18.8 million at September 30, 2008.  Demand deposits decreased 4%, or $1.3 million, from the year-end levels.  During 2008, the Company re-priced all deposit categories in response to the significant change in the interest rate environment.  The majority of the increases in time deposits occurred as a result of competitive pricing after market interest rates had declined considerably.  The effect of this timing allowed the Company to obtain time deposit funding at a cost which was significantly lower than the rates which had been paid on the time deposits that had matured.  As a result, the Company has been able to significantly reduce its cost of deposits and has also extended the average maturity of time deposits, which will help to stabilize the cost of funds at current favorable rates for future periods.  The combination of these tactics in response to the lower interest rate environment, has allowed the Company to significantly reduce the total cost of funds while suffering minimal loss of deposit balances.  To attract new core deposits, the Company periodically conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first nine months of 2008, these items increased $13.7 million or 22%.  Advances from the Federal Home Loan Bank of Boston comprise most of the increase by growing $9.9 million, or 20%, since the end of 2007.  Securities under agreement to repurchase grew by $3.8 million, or 53%, from December 31, 2007 as a result of new customers using the commercial deposit sweep product.  As is the case in the deposit portfolio, the FHLBB advance growth occurred during a significantly lower interest rate environment allowing for a reduction in the average cost of borrowed funds and the lengthening of the portfolio’s maturity structure, thereby procuring long-term funding at relatively low and advantageous interest rates.

Stockholders’ Equity

Stockholders’ equity at September 30, 2008 was $18.4 million, a decrease of $2.7 million since December 31, 2007.  The decrease was primarily due to the $3.0 million non-cash impairment charge on the preferred equity investment in Fannie Mae and Freddie Mac (excluding the tax benefit) which caused a year-to-date loss of $2.5 million.  The Emergency Economic Stabilization Act of 2008 (EESA), which was enacted on October 3, 2008, allows banking organizations that suffered a Fannie Mae or Freddie Mac preferred stock impairment to treat the loss as an ordinary loss for tax purposes, but not until the fourth quarter of 2008.  Therefore, during the fourth quarter, the Company expects to record $1.0 million tax benefit ($0.44 per basic and diluted share) associated with the third quarter write-down.  Other factors impacting shareholder equity include the $114,000 impact of the accounting treatment for share-based compensation offset by a $288,000 (net of taxes) decrease in the market value of available-for sale investment securities that resulted from movements in market valuations and interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $53,000, net of taxes.  Book value per basic and diluted share at September 30, 2008 is $8.08, compared to the $9.26 at December 31, 2007.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $9.2 million, including overnight federal funds sold of $4.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.0 million at September 30, 2008.  In addition, at September 30, 2008, the Company had the ability to borrow an additional $15.1 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased.

At September 30, 2008, the Company had $17.7 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $50.6 million in unused and secured lines of credit.  Letters of credit at September 30, 2008 equaled $2.3 million.  Certificates of deposit due within one year of September 30, 2008 totaled $101.4 million, or 50% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of September 30, 2008, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 8.21% and 7.91%, respectively.  The Company’s Tier 1 and Total Risk Based Capital ratios were 10.50% and 11.74%, respectively. The Bank’s Tier 1 and Total Risk Based Capital ratios were 10.13% and 11.37%, respectively.  The capital ratios for September 30,, 2008 include the anticipated $1.0 million favorable tax impact of the impairment loss recorded on Fannie Mae and Freddie Mac preferred equities.  While this amount cannot be recognized on the financial statements until the fourth quarter, this amount is permitted to be included in the regulatory capital calculation for the third quarter.  The resulting levels of capital place above the regulatory guidelines to be classified as “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  As of September 30, 2008, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-KSB.  However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the quarter ended September 30, 2008.

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

CNB FINANCIAL CORP.

Date: November 13, 2008	By:	/s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer