Form 10-K
period 2008-12-31
CNB Financial Corp.
filed 2009-03-24
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
OR
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

Registrant’s Telephone Number, including area code: (508) 752-4800

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     YES [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      YES [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [   ]  NO [ X ]

The aggregate market value of the issuer’s voting and non voting common equity held by non-affiliates (based upon the trading price of $6.00 per share for the issuer’s common stock on June 30, 2008, and for the purpose of this computation only, on the assumption that all of the issuer’s directors and officers are affiliates) was approximately $11,391,000.

At March 19, 2009, the registrant had 2,283,208 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K.

CNB Financial Corp.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

PART I

ITEM 1 - BUSINESS

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of CNB Financial Corp.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. CNB Financial Corp.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of CNB Financial Corp. and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CNB Financial Corp.’s market area, changes in real estate market values in CNB Financial Corp.’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform. Additional factors that may affect our results are discussed in this annual report in Item 1A - “Risk Factors”.

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

The Company relies mainly on local advertising and promotional activities and on personal contacts by its directors, officers, employees, advisory board and shareholders to attract business and to acquaint potential customers with the Company’s personalized service.  The Company emphasizes a high degree of personalized service in order to be able to serve each customer’s banking needs.  The Company operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and five branch offices: 1 West Boylston Street, Worcester, Massachusetts; 564 Main Street, Shrewsbury, Massachusetts; 701 Church Street in the Whitinsville section of Northbridge, Massachusetts; 1393 Grafton Street, Worcester, Massachusetts and 26 West Boylston Street, West Boylston, Massachusetts.

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

Personnel:  At December 31, 2008, the Bank employed 60 full-time employees and 11 part-time employees.  The Bank provides a number of benefits such as health, disability, and life insurance for qualified employees.  None of the Bank’s employees are subject to collective bargaining agreements.

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

Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with regulations under Massachusetts law.  Approval of the Massachusetts regulatory authorities would be required for CNB Financial Corp. to acquire 25% or more of the voting stock of another depository institution.  Similarly, prior regulatory approval would be necessary for any person or company to acquire 25% or more of the voting stock of CNB Financial Corp.  The term “bank holding company,” for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan association and national banks, federal savings banks and federal savings and loan associations.  In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law.  Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although CNB Financial Corp. is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OCC for the Bank.  CNB Financial Corp.’s total and Tier 1 capital exceed these requirements as of December 31, 2008.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range seven to 77.5 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  The FDIC has also imposed on all insured institutions an emergency special assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has mentioned the possibility of additional emergency assessments of up to ten basis points per quarter, as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, and CNB Financial Corp. opted to not participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Loans to One Borrower.  National banks are subject to limits on the amount that they may lend to single borrowers.  Generally, banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its capital and surplus (including Tier 1 capital, Tier 2 capital and the amount of the allowance for loan and lease losses not included in Tier 2 capital).  An additional amount may be lent (equal to 10% of capital and surplus) if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  At December 31, 2008, the Bank’s limit on loans to one borrower was $4.0 million and the Bank’s largest aggregate outstanding balance of loans to one borrower was $2.9 million.

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

The authority of the Bank to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder.  Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and are not to involve more than the normal risk of repayment.  There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires that certain board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  for accounts aggregating $44.4 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $44.4 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks (“FHLBs”).  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Boston (the “FHLBB”), is required to acquire and hold shares of capital stock in the FHLBB.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $3.1 million.

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

On February 26, 2009 the FHLBB announced a 2008 net loss as a result of an “other than temporary impairment” charge (OTTI).  In response, the FHLBB also announced the suspension of dividends for the current quarter and that it is unlikely they will pay dividends in 2009.

ITEM 1A - RISK FACTORS

An investment in shares of our common stock involves various risks.  Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including the items included as exhibits.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2008, our allowance for loan losses as a percentage of total loans was 1.19%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operation.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings and the Company expects that the special assessment will amount to approximately $400,000.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessments imposed by the FDIC will further hurt the Company’s earnings.

Additionally, the Federal Deposit Insurance Corporation increased the assessment rates for deposits by seven basis points for the first quarter of 2009.  The FDIC has the authority to further increase insurance assessments, which would have an adverse impact on our non-interest expenses and results of operations.

If the value of real estate in central Massachusetts were to suffer a further material decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

Recent declines in the housing market have resulted in declines in the real estate values in our market area.  With most of our loans concentrated in central Massachusetts, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A further decline in property values diminishes our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in central Massachusetts, our success depends to a significant extent upon economic conditions in central Massachusetts.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Commonwealth of Massachusetts could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Certain interest rate movements may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently dropped to historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have reduced to a lesser degree.  This “steepening” of the market yield curve has had a favorable impact on our net interest margin, which has improved our profitability.  For the years ended December 31, 2008 and 2007, respectively, our net interest margin was 3.45% compared to 3.03%.  Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate to a range of between 0.00% and 0.25%.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.  If short-term interest rates were to rise, and if rates on our deposits and borrowings were to reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2008, our loan portfolio consisted of $152.1 million, or 63%, of commercial real estate loans and $53.4 million, or 22%, of commercial and industrial loans.  We intend to continue our emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one-to-four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.

Our recent results may not be indicative of our future operating results.

Earnings per share have been volatile due to the changes in the interest rate environment and national and local economic conditions in recent years.  For example, net earnings per share (diluted) grew from $0.13 for the year ended December 31, 2004 to $0.29 for the year ended December 31, 2006, then declined to $0.17 for the year ended December 31, 2007.  During 2008, we incurred a loss of $0.69 per share primarily as a result of the impairment of our investments in Fannie Mae and Freddie Mac.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also cause variations in earnings and impede or restrict our ability to increase earnings during future periods.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the Federal Deposit Insurance Corporation, as of June 30, 2008, we held 2.2% of the deposits in Worcester County, Massachusetts, which was the 19th largest market share of deposits out of the 39 financial institutions, which held deposits in this county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the past three years our assets have increased $45.8 million, or 18%, from $249.4 million at December 31, 2005 to $295.2 million at December 31, 2008, primarily due to increases in loans and investment securities.  We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the Worcester area through our branching strategy.  We opened two branch offices in the past three years and could open at least one more branch within the next three-year period.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which consists of commercial real estate loans and commercial and industrial loans has increased from $150.2 million at December 31, 2005 to $205.5 million at December 31, 2008, a 37% increase.  A portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern with which to judge future collectibility.  These loans have recently been subjected to unfavorable economic conditions.  As a result, it is difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial loans generally have larger balances and involve a greater risk than one-to-four-family residential mortgage loans.  Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

Our continued pace of growth or a deterioration in asset quality may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate our present capital resources will satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth or to replace capital depleted by declines in asset quality.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of our existing stockholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

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

On March 6, 2003, a lease for 2,820 square feet in the multi-tenant building at 1 West Boylston Street, Worcester, Massachusetts was executed with a term commencement date of December 1, 2002.  The lease includes an initial term of twenty years and provides two five-year renewal options.  Lease payments are currently $33.14 per square foot ($93,456 per annum).  Commencing with the seventh year of the lease, and at the beginning of each lease year thereafter, lease payments increase by a percentage equal to the most recent annual percentage increase in the Consumer Price Index (CPI).

On June 6, 2002, the Bank executed a ground lease for 28,253 square feet of land at 572 Main Street, Shrewsbury, Massachusetts.  The lease includes an initial term of twenty years and provides eleven five-year renewal options.  Lease payments during the first five years were $36,000 per year.  During subsequent years, the rent payments increase in accordance with the annual increase in the CPI less an amount of $3,000.  As of December 31, 2008, the lease payment was $37,338 per year.

During 2004, the Bank purchased a parcel of land at 701 Church Street, Northbridge, Massachusetts and constructed an office building at a cost of approximately $580,000.  Upon completion of the building, the Bank sold the premises and entered into a leaseback agreement for an initial term of twenty years, which term ends in 2024 and provides for two five-year extension options.  On November 15, 2004, the Bank opened a bank branch facility at the building.  Gross rentals will increase by 3% annually during the initial twenty year term.  The gross rent for the current twelve-month period (10/1/08 to 9/30/09) is $73,158.

On January 27, 2006, the Bank executed a lease for approximately 2,000 square feet in a multi-tenant building at 1393 Grafton Street, Worcester, Massachusetts for a branch facility.  The lease includes an initial term of ten years and provides three five-year renewal options.  Gross rentals during the first five years are $19.75 per square foot ($39,500 per annum) including parking for employees and customers, heating and air conditioning.  Lease payments increase by 2% per year at the commencement of the sixth year of the lease term.

On July 25, 2006, the Bank entered into a lease for 7,704 square feet of office space in a multi-tenant building located at 67 Millbrook Street, Worcester, Massachusetts.  The premises house a portion of the Bank’s administrative functions.  The term of the lease is five years, commencing on October 1, 2006.  Under the terms of the lease, the Bank pays monthly rent of $7,381, including utilities.  The lease provides for the Bank’s right to extend the lease for one additional five-year period with the monthly rents equal to $9,250 during the first extended year and increasing approximately 5% each year.

On August 14, 2006, the Bank entered into a lease for a building located at 26 West Boylston Street, West Boylston, Massachusetts for a bank branch.  The term of the lease is ten years, commencing on July 1, 2006.  Under the terms of the lease, base rent is $2,400 per month during the first year with a 3% increase each year.  As of December 31, 2008, the base rent equaled $33,554 per year.  The lease provides for the Bank’s right to extend the lease for three additional five-year terms, each with a 3% annual increase in rent.

All of the properties are considered to be in good condition and adequate for the purpose for which they are used.  In the opinion of management, the foregoing properties are adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company’s security holders.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “CFNA.”  As of February 28, 2009, there were approximately 687 holders of record of the Company’s common stock.  The Company has not declared a dividend on its common stock.

The following table gives the high and low bid information for the Company’s common stock on the OTC Bulletin Board for the last two fiscal years.  High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

CNB Financial Corp. Common Stock	Sales Price
	High	Low
1st Quarter 2007	$ 12.70	$ 10.75
2nd Quarter 2007	11.60	9.50
3rd Quarter 2007	10.25	8.20
4th Quarter 2007	9.00	7.10

1st Quarter 2008	8.00	6.20
2nd Quarter 2008	8.25	5.65
3rd Quarter 2008	6.75	3.50
4th Quarter 2008	5.20	2.10

The Company is subject to Massachusetts law, which prohibits distributions to stockholders if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Dividends from the Company may depend, in part, upon receipt of dividends from the Bank.  National banks are subject to significant regulatory restrictions on the payments of cash dividends.  In light of these restrictions on the Bank and the need for the Company to retain and build capital, the Boards of Directors of the Company and the Bank plan to reinvest earnings for the period of time necessary to further support successful operations.  As a result, the Company has not declared any dividends and does not plan to pay dividends in the near future so it may further support growth.  The Company’s future dividend policy, therefore, will depend on earnings, capital requirements and financial condition and on other factors that the Company’s Board of Directors considers relevant.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company is the parent of the Bank, a national bank with six full-service branches located in the greater Worcester, Massachusetts area.  The Company reports its financial results on a consolidated basis with the Bank.  The Company’s financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of its financial condition.  See Item 8 of this Form 10-K.

General

The operating results of the Company and the Bank depend primarily upon net interest income, which is the difference between interest on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing liabilities, primarily deposits.  Net earnings are also affected by non-interest income as well as non-interest expenses, such as compensation and benefits, building and occupancy expense, and other operating expenses.

This discussion and analysis covers material changes in financial condition and liquidity that have occurred since December 31, 2007, as well as the results of operations for the years ended December 31, 2008 and 2007.

Executive Summary

During 2008, the Company experienced net interest margin improvement, largely the result of a decrease in short-term interest rates, which caused a steepening of the interest yield curve, an increase in the portion of assets held in the loan portfolio versus the lower yielding investment portfolio (loans grew by 12% while total assets grew by 2% from year-end 2007 to year-end 2008) and the ability to retain deposits at the lower interest rate levels in spite of continued competitive market conditions.  The economic climate during 2008 brought increased pressures on loan quality and loan portfolio performance.  Non-performing assets and loan losses increased significantly during 2008.  In addition, the Company suffered an impairment loss on its investment in the preferred stock of Fannie Mae and Freddie Mac when those institutions were placed under conservatorship in September 2008.

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

The Company believes accounting policies covering the allowance for loan losses, income taxes, and other-than-temporary losses require the most significant judgments and estimates used in preparation of its consolidated financial statements.  Refer to the “Credit Quality and Allowance for Loan Losses” section entitled “Allowance for Loan Losses” and Note 3 of the consolidated financial statements-“Summary of Significant Accounting Policies”-for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses, income taxes, and other-than-temporary losses.

Recent Accounting Pronouncements

See Note 3 of the consolidated financial statements - “Summary of Significant Accounting Policies” for a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

RESULTS OF OPERATIONS

Summary

The Company recorded a consolidated net loss of $1,567,000 for 2008 compared to net income of $397,000 for 2007.  The primary reason for the decline in earnings was the impairment loss ($2.0 million loss net of taxes) suffered in the Fannie Mae and Freddie Mac preferred stock investments.  Net interest income during 2008 improved by $1.5 million, or 18%, compared to 2007 as short-term interest rates declined and the yield curve returned to a more normal upward slope.  This allowed the Company to reduce its cost of funds to a greater magnitude than the reduction in asset yields.  The provision for loan losses increased significantly ($1,359,000 in 2008 compared to $80,000 in 2007) as national and local economic conditions negatively impacted the quality of the loan portfolio.

(Dollars in thousands)	2008	2007
Net income (loss)	$ (1,567)	$ 397
Return on average assets	(0.53%)	0.14%
Return on average equity	(7.51%)	1.94%
Average equity to average assets	7.03%	7.12%

Net Interest Income

During 2008, the Company generated $17,731,000 in interest and dividend income, which was offset by interest expense of $7,846,000 resulting in net interest income of $9,885,000, a $1,514,000 or 18% increase compared to 2007, when the Company generated $18,913,000 in interest income, interest expense of $10,542,000 and net interest income of $8,371,000.

Interest income decreased $1,182,000, or 6.2%, primarily due to a decrease in the average yield on interest earning assets, which was partially offset by an increase in the average balance of loans.  The average balance of interest-earning assets grew by 4% to average $288.8 million during 2008.  The average balance of loans grew by 8% while the average balance of the lower yielding investments, federal funds and other interest earning assets decreased by 11% compared to 2007.  This composition change mitigated the impact of the lower interest rate environment on the earning asset yield, which declined to 6.17% compared to 6.81% in 2007, a 64 basis point reduction.

Interest expense decreased $2,696,000, or 25.6%, due primarily to a decrease in the average rate paid on deposits and borrowed funds.  Total deposits and borrowed funds increased by 4% from year to year and averaged $273.7 million during 2008.  The growth of time deposits (the higher cost category of deposits) was strategically limited to 1%, while the lower cost savings, NOW and MMDAs grew a combined 4% and non-interest bearing demand deposits increased by 3%.   Borrowed funds increased by 11%, as the Bank’s customers carried increased balances in the overnight cash management sweep product and advances (borrowings) from the FHLBB increased.  These balance changes, coupled with the changed interest rate environment caused the total cost of deposits and borrowed funds to equal 2.87% during 2008 compared to 3.99% for the prior year, a reduction of 112 basis points, which is significantly more than the reduction in asset yield.    The resulting net interest margin equaled 3.45% for the year, compared to 3.03% for 2007, an increase of 42 basis points.

The following table presents condensed annual average balance sheet categories and the average yields and costs for each category during the years ended December 31, 2008, 2007 and 2006.  The interest income, net interest income, asset yields, interest rate spread and net interest margin are portrayed on a taxable equivalent basis.

	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rates and Interest Differential

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
(Dollars in thousands)	Average Balance	Interest Income and Expense (Taxable Equivalent)(1)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent) (1)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent) (1)	Average Yield/Rate

INTEREST EARNING ASSETS:
Total Loans(2)	$229,005	$14,822	6.47%	$211,646	$15,535	7.34%	$190,282	$13,863	7.29%
Investments, Fed Funds and Other Interest Earning Assets	59,771	2,991	5.00%	67,299	3,459	5.14%	67,749	3,149	4.65%
Total Interest Earnings Assets	288,776	17,813	6.17%	278,945	18,994	6.81%	258,031	17,012	6.59%
Allowance for Loan Losses	(2,829)			(2,803)			(2,724)
Cash and Due from Banks	4,989			5,405			5,242
Premises and Equipment	2,249			2,486			2,101
Other Assets	3,515			3,164			4,888
Total Assets	$296,700			$287,197			$267,538

INTEREST BEARING LIABILITIES
Savings, NOW and Money Market Deposits	54,586	740	1.35%	52,737	1,324	2.51%	46,645	811	1.74%
Time Deposits	118,037	4,310	3.65%	117,448	5,930	5.05%	121,081	5,235	4.32%
Borrowed Funds	66,309	2,410	3.63%	59,807	2,735	4.57%	45,515	2,001	4.40%
Trust Preferred	7,500	386	5.15%	7,500	553	7.37%	7,500	525	6.90%
Total Interest Bearing Liabilities	246,432	7,846	3.18%	237,492	10,542	4.44%	220,741	8,572	3.88%
Demand Deposits	27,304			26,465			26,415
Total Deposits and Borrowed Funds	273,736	7,846	2.87%	263,957	10,542	3.99%	247,156	8,572	3.47%
Other Liabilities	2,097			2,785			2,104
Stockholders’ Equity	20,867			20,455			18,278
Total Liabilities and Stockholders’ Equity	$296,700			$287,197			$267,538
Net Interest Income (tax equivalent basis)		9,967			8,452			8,440
Interest Rate Spread			3.30%			2.82%			3.12%
Less: adjustment of tax exempt income		(82)			(81)			(42)
Net interest income		$ 9,885			$ 8,371			$ 8,398
Net Yield on Interest Earning Assets (Net Interest Margin)			3.45%			3.03%			3.27%

(1) Tax-equivalent amounts are determined assuming a 34% federal tax rate
(2) Non-accrual loans are included in average amounts outstanding.

The following table depicts the composition of average earning assets and interest bearing liabilities as a percentage of average earning assets.  The earning asset ratio reflects the percentage of total assets that earn interest.

Composition of Average Earning Assets and Interest Bearing Liabilities	2008	2007
As a percentage of average earning assets
Loans	79.3%	75.9%
Other earning assets	20.7%	24.1%
Average earning assets	100.0%	100.0%

Savings and NOWs and MMDAs	18.9%	18.9%
Certificates of deposit	40.9%	42.1%
Borrowed funds	25.6%	24.1%
Average interest bearing liabilities	85.4%	85.1%

Earning asset ratio	97.3%	97.1%

Rate/Volume Analysis.  The following tables set forth the effects of changing rates and volumes on our net interest income for 2008 compared to 2007 and for 2007 compared to 2006.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

2008 Compared to 2007
(In thousands)	Volume	Rate	Net
Interest income:
Total Loans	$1,597	$(2,361)	$(713)
Investments, fed funds and other interest-earning assets	(383)	(34)	(469)
Total	1,214	(2,395)	(1,182)
Interest expense:
Deposits	78	(2,284)	(2,204)
FHLB advances and other borrowed funds	366	(690)	(325)
Subordinated Debentures	-	(166)	(167)
Total	444	(3,140)	(2,696)
Increase in net interest income (tax equivalent basis)	$770	$745	$1,514

2007 Compared to 2006
(In thousands)	Volume	Rate		Net
Interest income:
Total Loans	$1,576		$96	$1,672
Investments, fed funds and other interest-earning assets	(21)		331	310
Total	1,555		427	1,982
Interest expense:
Deposits	(33)		1,242	1,209
FHLB advances and other borrowed funds	652		81	733
Subordinated Debentures	-		28	28
Total	619		1,351	1,970
Increase in net interest income (tax equivalent basis)	$936	$	(924)	$12
(1) Tax-equivalent amounts are determined assuming a 34% federal tax rate
(2) Non-accrual loans are included in average amounts outstanding

Provision for Loan Losses

The Company reported a provision for loan losses of $1,359,000 for 2008, compared to a provision of $80,000 for 2007.  The increase in the provision for loan losses reflected an increase in net charge-offs and nonaccrual loans, continued deterioration of the economy and an increase in loans, primarily commercial real estate loans, which carry a greater risk of default than one-to-four-family real estate loans.  The allowance for loan losses equaled $2,873,000, or 1.19% of total loans, at December 31, 2008, compared to 1.31% at December 31, 2007.  Management, based upon known circumstances and conditions, determines the level of allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends, regional and national economic conditions, and past estimates of losses as compared to actual losses.  During 2008, loans in the net amount of $1,330,000 were charged off and no recoveries were recorded compared to $43,000 for 2007.  At December 31, 2008, loans in the amount of $3,409,000 were in non-accrual status compared to $1,482,000 at December 31, 2007.  Loans accruing interest in the amount of $1,241,000 were past due 30 days or more; no loans accruing interest were past due 90 days or more.  The Company will discontinue the accrual of interest on loans once they become 90 days past due or earlier when it becomes doubtful that the full principal and interest will be collected.  Once a loan is placed on non-accrual status, any interest that is collected will be recorded on a cash basis or cost-recovery method, until qualifying for return to accrual status.

Total Non-Interest Income

Excluding the $3.0 million impairment loss recorded on the Company’s investment in preferred equity securities of Fannie Mae and Freddie Mac, total non-interest income amounted to $725,000 for 2008 compared to $463,000 for 2007, a 57% increase.  Non-interest income during 2008 includes $238,000 of realized gains on the sale of $4,800,000 in investment securities, compared to no realized gains or losses on the sale of investment securities during 2007.  The primary sources of non-interest income are fees and service charges on deposit accounts, loan document preparation fees and mortgage loan referral fees.  During 2008, the combination of these categories increased by $24,000, or 5%, compared to 2007.

Operating Expenses

Total operating expenses amounted to $8,670,000 for 2008 compared to $8,178,000 during 2007, a 6% increase.  This increase was caused by the growth of the Company, as evidenced by growth in asset, loan and deposit size, growth in the numbers of deposit and loan accounts, information processing costs related to the increased size of the Company, as well as increased audit, legal, compliance and loan related costs.  Compensation and employee benefit costs increased by $395,000, or 9%, over 2007.  The increase was caused by staff additions and merit increases.  Occupancy and equipment costs decreased by $64,000, or 5%, compared to 2007 as declines in depreciation and weather-related costs offset increases in utility costs and real estate taxes.  Marketing and public relations expense decreased by $109,000, or 36%, compared to the prior year as the Company significantly reduced marketing in local newspapers and outdoor billboards and devoted promotional efforts toward more effective direct mail marketing.  Data processing costs increased by $86,000, or 19%, compared to the prior year as a result of increased numbers of loan and deposit accounts maintained on the data processing systems and increased software maintenance expenses.  Professional services (primarily legal, audit, director fees, consulting, shareholder relations and appraisal expenses) increased by $227,000, or 32%, on a year to year basis as a result of increased appraisal and legal work involving loan workouts, and increased expenditures for shareholder relations and audit services.  Other general and administrative costs declined by $43,000, or 4%, versus the prior year as efficiencies were gained in the process related to the clearing of deposited checks and expense control measures were employed throughout the Company.

Provision for Income Taxes

The income tax benefit of $870,000 that was recorded during 2008 resulted primarily from the tax benefit associated with the impairment loss on Fannie Mae and Freddie Mac preferred equity.  During the prior year, 2007, the company incurred a $179,000 tax expense.

FINANCIAL CONDITION

Overview

Total assets at December 31, 2008, amounted to $295.2 million compared to $289.5 at December 31, 2007, a $5.7 million, or 2%, increase.  Approximately 98% of the total assets at year-end 2008 were held in earning assets, with total loans equaling $239.5 million (a $25.0 million, or 12%, increase since year-end 2007), investment securities equaling $40.3 million (a $17.0 million, or 30%, decrease) and interest bearing cash equivalents totaling $4.5 million (down by $4.3 million, or 49%).  At December 31, 2007, earning assets also equaled approximately 98% of total assets, with total loans equaling $214.5 million, investment securities totaling $57.3 million and interest bearing cash equivalents totaling $8.8 million.  The aggregate of deposits and borrowed funds equaled $274.0 million at December 31, 2008, a 3% increase over $265.9 million at December 31, 2007.

Loans

The 12% increase in loan balances from year to year was the result of the application of the Company’s strategy of continued focus on growing the loan portfolio from within the Company’s market area, which primarily covers a substantial portion of Worcester County.  Continued growth of the loan portfolio is dependent upon management’s assessment of risks and opportunities in its future lending activities in addition to a variety of competitive and economic factors.

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:	$	%	$	%	$	%	$	%	$	%
Residential	24,001	9.91	21,610	9.96	15,048	7.51	15,278	8.46	17,392	11.65
Commercial	152,014	62.80	128,283	59.12	110,693	55.25	91,497	50.69	78,571	52.61
Total real estate loans	176,015	72.71	149,893	69.08	125,741	62.75	106,775	59.16	95,963	64.26
Commercial loans	53,167	21.96	54,667	25.19	61,931	30.91	58,681	32.51	41,180	27.57
Consumer loans	12,893	5.33	12,441	5.73	12,710	6.34	15,030	8.33	12,197	8.17
Total loans	242,075	100.00	217,001	100.00	200,382	100.00	180,486	100.00	149,340	100.00
Net deferred loan fees	321		320		286		362		353
Allowance for losses	(2,873)		(2,844)		(2,807)		(2,615)		(2,025)
Loans, net	239,523		214,477		197,861		178,233		147,668

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans, having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  The amounts shown below exclude applicable unearned interest in consumer loans and net deferred loan costs. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

December 31, 2008 (In thousands)	Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$ 19,544	$ 6,353	$ 16	$ 25,913
More than one to five years	39,844	15,236	383	55,463
More than five years	116,627	31,578	12,494	160,699
Total	$ 176,015	$ 53,167	$ 12,893	$ 242,075

Interest rate terms on amounts due after one year:
Fixed-rate loans	$ 41,804	$ 13,192	$ 3,485	$ 58,481
Adjustable-rate loans	114,667	33,622	9,392	157,681
Total	$154,471	$46,814	$12,877	$216,162

Investment Securities

The Company views the investment portfolio both as a means of generating earnings and as a source of liquidity.  The portfolio at year-end was comprised primarily of mortgage backed securities.  Maturities, calls and sales of securities during 2008 were used to fund the growth of the loan portfolio.  At December 31, 2008, approximately $3.1 million of the portfolio was scheduled to mature within one year and $37.2 million was scheduled to mature after one year.  Approximately $5.3 million of the portfolio securities are subject to calls prior to final maturity.  During 2008, the Company purchased $6.0 million of mortgage-backed securities and $3.0 million of preferred equities.  The preferred equities were considered impaired prior to year end and written down.  The average years-to-maturity of the mortgage-backed securities portfolio at December 31, 2008 was 16.1 years.

	December 31,
	2008		2007		2006
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Gov’t Sponsored Enterprises	$1,888	$2,001	$13,980	$14,168	$19,956	$19,807
Mortgage-backed securities	29,244	29,313	31,116	31,429	34,852	34,775
Total available-for-sale	31,132	31,314	45,096	45,597	54,808	54,582

Securities held-to-maturity:
Gov’t Sponsored Enterprises	-	-	2,000	1,997	3,997	3,970
Mortgage-backed securities	3,428	3,364	4,214	4,215	5,114	5,046
Municipals	5,372	5,284	5,373	5,408	3,352	3,384
Other bonds	150	150	100	100	50	50
Total held-to-maturity	8,950	8,798	11,687	11,720	12,513	12,450
Total	$40,082	$40,112	$56,783	$57,317	$67,321	$67,032

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2008.  Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
December 31, 2008 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:	$	%	$	%	$	%	$	%	$	%
Gov’t Sponsored Enterprises	2,001	5.21	-	-	-	-	-	-	2,001	5.21
Mortgage-backed securities	-	-	-	-	5,219	4.08	24,094	5.65	29,313	5.27
Total available-for-sale	2,001	5.21	-	-	5,219	4.08	24,094	5.65	31,314	5.27

Securities held-to-maturity:
Mortgage-backed securities	-	-	-	-	3,428	5.67	-	-	3,428	5.67
Municipals.	1,103	4.13	-	-	-	-	4,269	4.48	5,373	4.41
Other bonds	-	-	150	4.28	-	-	-	-	150	4.28
Total held-to-maturity	1,103	4.13	150	4.28	3,428	5.67	4,269	4.48	8,950	4.89
Total	3,104	4.83	150	4.28	8,647	4.71	28,363	5.37	40,264	5.18

Cash and Cash Equivalents

Cash and cash equivalents amounted to $4.5 million at December 31, 2008 compared to $8.8 million at December 31, 2007.  The decrease of $4.3 million was primarily due to a lower level of federal funds sold at December 31, 2008.

Liabilities

Deposits

At December 31, 2008, total deposits amounted to $196.6 million compared to $202.2 million at December 31, 2007, a $5.7 million, or 3%, decrease.  The dramatically lower interest rate environment during 2008 was a primary cause of significant balance fluctuations within the deposit portfolio.  Personal and commercial savings accounts declined by $10.8 million, or 29%, and equaled $26.3 million at year-end, as depositors transferred funds to higher yielding accounts either within the Bank (i.e. certificates of deposits) or elsewhere.  Money market and NOW accounts reduced by $5.0 million, or 18%, and equaled $23.5 million at December 31, 2008.  Demand deposit accounts declined by $2.3 million, or 8%, and equaled $26.9 million, or 14%, of total deposits.  Numerous balances were transferred internally to the certificates of deposit category, and the Bank acquired new certificate of deposit customers, causing certificates of deposit to increase $12.5 million, or 12%, to equal $119.9 million at December 31, 2008.  Of the total certificates of deposit, 89%, or approximately $106.9 million, are scheduled to mature in 2009.  The Bank’s strategy of shortening the maturity structure of its certificates allowed for a rapid reaction to the lower interest rate environment, as evidenced by the previously mentioned significant reduction in the cost of funds (the cost of deposits and borrowed funds declined by 112 basis points compared to 2007).  Demand deposits, savings, money market and NOW accounts are considered core deposits.  To attract new core depositors, the Company conducts deposit promotion campaigns comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  The Company also keeps up-to-date with technological advances and offers new products and services desirable to our customers, such as remote deposit capture.  Management believes that the new relationships that result from these efforts provide valuable opportunities to cross-sell other deposit and loan products and services, as well as build a solid base of core deposits.

The following table indicates the amount of certificates of deposit by time remaining until maturity at December 31, 2008.  At December 31, 2008, total certificates of deposit included $16.5 million of brokered deposits.

Certificates of Deposit (In thousands) December 31, 2008	Less than $100,000	$100,000 or more	Total Certificates of Deposit
Maturity Period
Three months or less	$ 15,238	$ 15,746	$ 30,984
Over three through six months	18,698	22,159	40,857
Over six through twelve months	24,930	10,126	35,056
Over twelve months	9,484	3,492	12,976
Total	$ 68,350	$ 51,523	$ 119,873

Borrowings

The Company has outstanding subordinated debt in the form of trust preferred securities issued through a private placement offering in the amount of $7,732,000.  The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly at the 3-month LIBOR rate plus 1.85%.  The interest rate at December 31, 2008 was 3.85%.  A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.  The Company also borrows in the form of advances from the FHLBB, issues overnight repurchase agreements and, on occasion, borrows funds in the federal funds market.  The overnight repurchase agreements result from a customer cash management product, which experienced growth during 2008.  The use of FHLBB advances as a source of funds increased during 2008.  The following table details the borrowing activity for the past three years.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Maximum amount outstanding at any month-end during the period:
FHLB advances	$ 61,650	$ 61,250	$ 59,500
Overnight Repurchase Agreements	15,534	13,587	7,169
Federal Funds Purchased	3,000	1,325	500
Subordinated Debt	7,732	7,732	7,732
Average amount outstanding during the period (1):
FHLB advances	$ 56,684	$ 51,000	$ 43,687
Overnight Repurchase Agreements	9,342	8,466	1,618
Federal Funds Purchased	282	342	211
Subordinated Debt	7,732	7,732	7,732
Weighted average interest rate during the period (1):
FHLB advances	3.97%	4.61%	4.37%
Overnight Repurchase Agreements	1.64%	4.33%	4.89%
Federal Funds Purchased	2.40%	5.49%	5.49%
Subordinated Debt	5.15%	7.38%	7.00%
Balance outstanding at end of period:
FHLB advances	$ 55,650	$ 48,750	$ 52,250
Overnight Repurchase Agreements	11,035	7,214	5,946
Federal Funds Purchased	3,000	-	500
Subordinated Debt	7,732	7,732	7,732
Weighted average interest rate at end of period:
FHLB advances	3.68%	4.37%	4.62%
Overnight Repurchase Agreements	0.49%	3.37%	4.88%
Federal Funds Purchased	0.55%	-	5.50%
Subordinated Debt	3.85%	6.84%	7.21%
(1)	Averages are based on daily balances.

Capital Resources

The FRB, the OCC and other regulatory agencies have established capital guidelines for banks and bank holding companies.  Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%.  At December 31, 2008, the Company and the Bank exceeded the minimum requirements for both Tier 1 risk-based and total risk-based capital.  The Tier 1 risk-based capital ratio for the Company and the Bank was 10.43% and 9.90%, respectively.  The total risk-based capital ratio for the Company and the Bank was 12.09% and 11.14%, respectively.  A minimum requirement of 4.0% of Tier 1 leverage capital is also mandated.  On December 31, 2008, the Tier 1 leverage capital ratio for the Company and the Bank was 8.33% and 7.92%, respectively.  At December 31, 2008, the Bank was categorized as “well capitalized” as defined by federal regulators.

The maintenance of appropriate capital ratio levels are impacted by various factors such as current earnings, asset growth, loan quality and the potential for loan losses caused by the economic climate.  The Company anticipates that current levels of stockholders’ equity, coupled with a return to profitable operations, will be sufficient to continue meeting the FDIC, OCC and FRB requirements for capital adequacy.  However, recognizing the unknowns that exist in the current economic climate, the Company is evaluating sources of additional capital should the need arise going forward.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Policies Related to the Accrual of Interest Income

The Company and the Bank normally recognize income on earning assets on the accrual basis, which calls for the recognition of income when earned, rather than when it is collected.  The Bank’s policy is to classify a loan 90 days or more past due with respect to principal or interest as a non-accruing loan, unless the ultimate collectibility of principal and interest is assured.  In all cases, loans are placed on non-accrual at an earlier date if collection of principal or interest is considered doubtful.  Income accruals are suspended on all non-accruing loans, and all the previously accrued and uncollected interest is typically charged against current income.  A loan remains on non-accrual status until the factors which suggest doubtful collectibility no longer exist, the loan is liquidated, or when the loan is determined to be uncollected and is charged off against the allowance for loan losses.  In those cases where a non-accruing loan is secured by real estate, the Bank can, and usually will, initiate foreclosure proceedings.  The result of such action will either be to cause repayment of the loan with the proceeds of a foreclosure sale or to give the Bank possession of the collateral in order to manage a future resale of the real estate.  Foreclosed property is recorded at its estimated fair value, less any estimated costs to sell.  Any cost in excess of the estimated fair value on the transfer date is charged to the allowance for loan losses, while further declines in market values are recorded as expenses in other non-interest expense in the statement of operations.  The following table details non-performing assets for each of the past five year-end dates.

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans:	$	$	$	$	$
Residential real estate	450	-	-	-	-
Commercial real estate	95	490	-	151	-
Construction	2,526	-	-	-	-
Commercial	338	992	67	1,136	-
Consumer	-	-	-	-	-
Total	3,409	1,482	67	1,287	-

Accruing loans past due 90 days or more:	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loans	3,409	1,482	67	1,287	-

Other nonperforming assets	879	-	-	-	-
Total nonperforming assets	4,288	1,482	67	1,287	-
Troubled debt restructurings	-	-	-	-	-
Total nonperforming assets	$ 4,288	$1,482	$ 67	$ 1,287	$ -

Total nonperforming loans to total loans	1.41%	0.68%	0.03%	0.71%	-
Total nonperforming loans to total assets	1.15%	0.51%	0.02%	0.52%	-
Total nonperforming assets and troubled debt restructurings to total assets	1.45%	0.51%	0.02%	0.52%	-

Total nonperforming loans increased from December 31, 2007 to December 31, 2008 as a result of the migration of certain loans to nonaccrual status.  This trend has been caused primarily by the current economic climate, which has reduced the sales of single-family housing units for which the Bank has provided construction financing.  Interest income that would have been recorded for the year ended December 31, 2008, had nonaccruing loans been current according to their original terms amounted to $215,000.  No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2008.  Interest income related to currently non-accrual loans in the amount of $185,000 was recorded and received during 2008 prior to the placement of these loans on non-accrual status.

Loan Portfolio Monitoring

The Bank’s Board of Directors grants each loan officer the authority to originate loans on behalf of the Bank, subject to certain limitations.  The Board of Directors also establishes restrictions regarding the types of loans that may be granted and the distribution of loan types within the Bank’s portfolio, and sets loan authority limits for each lender.  These authorized lending limits are reviewed at least annually and are based upon the lender’s knowledge and experience.  Loan requests that exceed that lender’s authority require the approval of either the President or the Officers’ Loan Committee, which consists of the President, the Chief Credit Officer and each commercial loan officer.  All extensions of credit over $1,499,000 to any one borrower, or related party interest, are reviewed and approved by the Executive Committee of the Bank’s Board of Directors.

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

Allowance for Loan Losses

The Allowance for Loan Losses (the “ALL”) is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known at each reporting date.  The Bank reviews the adequacy of the ALL at least quarterly.  The methodology is a comprehensive analytical process of assessing the credit risk inherent in the loan portfolio.  This assessment incorporates a broad range of factors including previous loss experience, asset quality trends, the size and composition of the loan portfolio, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms and the estimated fair value of collateral.  Losses are charged against the ALL when management believes that the collectibility of principal is doubtful.  To the extent management determines the level of anticipated losses in the portfolio has significantly increased or diminished, the ALL is adjusted through a provision or credit to earnings.  As part of the Bank’s analysis of specific credit risk, extensive reviews are done on problematic credits when identified on the watch and non-performing assets lists.  At December 31, 2008, $1,241,000 of loans accruing interest were past due more than 30 days and no loans accruing interest were past due 90 days or more.  At December 31, 2008, sixteen loans in the amount of $3,409,000 were on nonaccrual status.

The ALL consists of two components:

Specific Allowance – represents management’s assessment of probable losses associated with problem loan relationships over a certain size identified on the watch list and non-performing asset list.  Loans are evaluated for impairment by looking at the fair value of the collateral, if the loan is collateral dependent, or measuring the net present value of the expected future cash flows using the loan’s original effective interest rate.  When the fair value of the collateral (if the loan is collateral dependent) or the net present value of a loan is lower than the recorded investment of the loan, the difference is reflected with a resulting specific reserve.

Allocated Allowance – The allocated portion of the reserve represents a reflection of risk and the probable, but as yet unidentified specific losses associated with the bank’s loan portfolio which includes consumer, residential real estate, pass grade commercial loans and watch list loans which are not impaired.  Additionally, this portion of the ALL provides for probable losses due to: changes in economic conditions; trends in delinquency and asset quality; changes in or detected weaknesses in lending and collection practices and control mechanisms; concentrations of credit; off-balance sheet credit risk; and the experience and ability of lending and collection management.

The following table sets forth the breakdown of the allowance for loan losses by loan category at December 31st of each year indicated.

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans	Amount	% of Loans in Category To Total Loans
Residential real estate	$ 100	9.9%	$ 76	10.0%	$ 27	7.5%	$ 34	8.4%	$ 52	11.6%
Commercial real estate	1,692	62.8	1,840	59.1	1,624	55.2	1,352	50.7	1,073	52.6
Commercial	1,002	22.0	856	25.2	1,107	31.0	1,174	32.6	826	27.7
Consumer	79	5.3	72	5.7	49	6.3	55	8.3	74	8.1
Total allowance for loan losses	$ 2,873	100.0%	$ 2,844	100.0%	$ 2,807	100.0%	$ 2,615	100.0%	$ 2,025	100.0%

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

(Dollars in thousands	2008	2007	2006	2005	2004
Allowance at beginning of period	$ 2,844	$ 2,807	$ 2,615	$ 2,025	$ 1,413

Provision for loan losses	1,359	80	216	590	612
Charge offs:
Residential real estate loans	(47)	-	-	-	-
Commercial real estate loans	(710)	-	-	-	-
Commercial loans	(570)	(82)	(13)	-	-
Consumer loans	(3)	-	(12)	-	-
Total charge-offs	(1,330)	(82)	(25)	-	-

Recoveries
Commercial loans	-	33
Consumer loans	-	6	1	-	-
Total Recoveries	-	39

Net charge-offs	(1,330)	(43)	(24)	-	-

Allowance at end of period	$ 2,873	$ 2,844	$ 2,807	$ 2,615	$ 2,025

Allowance to nonperforming loans	0.8 X	1.9 X	41.9 X	2.0 X	(*)
Allowance to total loans outstanding at the end of the period	1.19%	1.31%	1.40%	1.45%	1.35%
Net charge-offs to average loans outstanding during the period	0.58%	0.02%	0.01%	-	-
(*) The Company had no nonaccrual loans at the end of 2004

Liquidity and Interest Rate Sensitivity

The Company’s net interest income, its primary source of earnings, will fluctuate with interest rate movements.  To lessen the impact of changes in the interest rates, the Company endeavors to structure the balance sheet so there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-earning assets in order to match the variability of interest rates paid on the Company’s interest-bearing liabilities.  Imbalance among interest-earning assets and interest-bearing liabilities at any point in time constitutes interest rate risk.

Interest rate risk includes interest rate sensitivity.  Sensitivity refers to the responsiveness of interest-earning assets and liabilities to changes in market interest rates.  The Asset/Liability Committee, which meets on a quarterly basis, develops and implements the Company’s strategy for managing the potential impact of changing interest rates.  The general objective of the Asset/Liability Committee is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin of the Company.    As growth in assets continues, the Company will continuously structure its rate sensitivity position in an effort to protect against rapidly rising or falling interest rates.  The Company has established guidelines to maintain an acceptable balance between rate sensitive assets and liabilities.

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

Interest Rate Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  The Company’s primary market risk exposure is interest rate risk.  Interest rate risk is the exposure to movement in interest rates, which could affect the Company’s net interest income.  It is the responsibility of the Bank’s Asset/Liability Committee (“ALCO”) to manage the interest rate risk, which arises naturally from imbalances in repricing, maturity and/or cash flow characteristics of both the Company’s and the Bank’s assets and liabilities.  Asset/liability management is governed by policies reviewed and approved annually by the Board of Directors.  The ALCO, composed of members of the Board of Directors and senior management, meets at least quarterly to review and develop asset/liability management strategies and tactics.  The ALCO is responsible for ensuring that the Board of Directors receives timely and accurate information regarding the Company’s interest rate risk position.  Techniques used by the ALCO take into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates.  The ALCO manages its interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of the Company’s various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the pricing of deposits.

Through the use of a computerized modeling system maintained by outside consultants, the potential effect on the Company’s net interest income (“NII”) of possible changes in interest rates, in rising and declining scenarios is determined and evaluated by ALCO.  This evaluation is performed each quarter based upon the Company’s financial data as of February, May, August and November.  ALCO has established maximum limits for the change in net interest income over a twelve-month period, with higher levels of change tolerated with higher levels of forecasted total risk-based capital.  At the currently forecasted level of total risk-based capital, the limits require that NII for the projected next twelve-month period will not reduced by more than 6% for every 100 basis point (given a gradual ramp) change in interest rates.  The Company’s most recent simulation reflects a 2.9% reduction in NII if market rates rise by 300 basis points (compared to the 18% tolerance limit), a 2.1% decline in NII if market rates decline by 50 basis points (compared to the 3% tolerance limit) over a one year period.  These changes fall within the ALCO established limits for change in NII for the projected next twelve months.  Although the likelihood of a decline in the interest rate environment appears remote, management and ALCO develop strategies that would be implemented to limit the reduction in NII if such an interest rate scenario were to occur.  The following table depicts the potential effect on the Company’s net interest income of various possible changes in interest rates, in rising and declining scenarios, over a two-year period forecast as of November 30, 2008.

Changes in Net Interest Income and Return on Assets
(over a two-year period) (Dollars in thousands)	as of November 30, 2008
Change in Interest Rates During Year One	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	$10,313	(2.9%)	0.00%
Flat-rate scenario	10,622
50 basis point decline	10,402	(2.1%)	(0.12%)

Change in Interest Rates During Year Two	Net Interest Income	Percent Change	Change in Return on Assets

300 basis point rise	$11,460	(6.2%)	(0.08%)
Flat-rate scenario	12,221
50 basis point decline	11,236	(8.1%)	(0.24%)

Forecast is adjusted to reflect the interest rate environment that existed as of January 30, 2009

As market conditions vary from those assumed in the interest rate sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed; the impact of possible off-balance sheet hedging strategies; and other internal/external variables.  Furthermore, the sensitivity analysis may not reflect all actions that ALCO might take in responding to or anticipating changes in interest rates.

During the past year, the magnitude of the Company’s expectations for potential changes in the interest rate environment has changed and the Company’s balance sheet structure has also changed in reaction to market conditions.  A year ago, the simulation of the Company’s net interest income was based upon different interest rate change assumptions (one year ago it was highly probable that interest rates would decline during 2008, current expectations are for a continued low rate environment for the foreseeable future) and a different balance sheet structure (the maturity structure of liabilities is now shorter).  The current balance sheet is positioned such that simulated changes in interest rates have a nearly neutral impact upon net interest income and are within Board established policy limits for one-year exposure to rate changes.  The more unfavorable year-two impact of a 50 basis point decline in the rate environment has caused ALCO to develop strategies to lessen the interest rate risk associated with such an environment; however this simulated environment is highly unlikely.

The model that is used to perform the simulation (the results of which are depicted above) assumes a gradual parallel shift of the yield curve over twenty-four months and reprices every interest-earning asset and interest-bearing liability on the Company’s balance sheet.  The model uses contractual repricing dates for variable products; contractual maturities for fixed-rate products, and product-specific assumptions for deposits such as NOW Accounts and Money Market Accounts that are subject to repricing based on current market conditions.  Investment securities with call provisions will be examined on an individual basis in each rate environment to estimate the likelihood of a call.

The Company could enter into interest rate swap, cap or floor contracts, from time to time, to mitigate the effects on net interest income in the event interest rates on variable deposits rise or rates on variable rate loans decline.  No interest rate swap, cap or floor contracts were entered into during the years ended December 31, 2008 or 2007.

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

LIQUIDITY AND CAPITAL RESOURCES MANAGEMENT

Liquidity, as it pertains to banking, can be defined as the ability to generate cash in the most economical way to satisfy loan demand and/or deposit outflows, and to meet other business opportunities that require cash.  Sources of liquidity for banks include short-term liquid assets, cash generated from loan repayments and amortization, borrowings, deposit generation and earnings.  Additionally, the Company’s investment portfolio is actively managed by the ALCO and is a strong source of cash flow for the Company.  The portfolio is fairly liquid, with a weighted average life of 4.2 years, and is available to be used as a source of funds, if needed.  Seventy-eight percent of the portfolio is held as available-for-sale.  Including the effect of potential calls on specific investments, the weighted average life of the portfolio is 4.0 years.

Approximately $13.9 million in capital was generated during the Bank’s initial stock offering.  The Bank conducted a subscription rights and community offering in 2003 to raise additional capital to support further growth.  This offering resulted in the issuance of 721,581 additional shares of common stock and provided net proceeds of $6.5 million.  The offering also resulted in the issuance of warrants to purchase 180,395 shares of common stock at a price of $11.00 per share at any time on or before September 30, 2006.  As of the warrant expiration date, 170,566 shares had been issued as a result of warrant exercises providing additional capital of $1.9 million.  Stockholders’ equity at December 31, 2008 equaled $19.5 million.  This level of capital does not include the $7.7 million of trust preferred securities issued by the Company in 2005, of which approximately $6.5 million may be treated as Tier 1 capital for regulatory purposes and an additional $1.0 million may be treated as Tier 2 capital for regulatory purposes.  Under applicable provisions of federal banking law, the Company must meet specific quantitative capital requirements.  See Item 1, “Business” and “Notes to Consolidated Financial Statements, Note 13.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Bank issues financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  At December 31, 2008, these financial instruments included commitments to originate loans, unused lines of credit and secured lines of credit totaling $65.1 million; $1.5 million of which involved original maturities in excess of one year.  In addition, the Company had issued letters of credit totaling $2.3 million at December 31, 2008.  For further information see “Notes to Financial Statements, Note 12(a) Financial Instruments with Off-Balance Sheet Risk.”

For the year ended December 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Bank has entered into a five year contract with Fiserv Solutions, Inc. for data processing and item processing services.  The contract term ends on October 1, 2010.  The minimum amount due under the terms of the contract is $100,000 per year.  See “Notes to Financial Statements, Note 12(f) Data Processing Service Agreements.”

The Bank has entered into certain lease arrangements for its headquarters and branch facilities.  These lease obligations include commitments for payments amounting to $5.6 million in the aggregate during the lives of the leases.  See “Notes to Financial Statements, Note 12(b) Lease Commitments”.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Management – Interest Rate Risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item 8 is contained on pages F-1 to F-26 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

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

(b)           Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is located on page 32 of this Annual Report on Form 10-K.

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

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On November 14, 2008, the Bank and the Company entered into an amended and restated change in control severance agreement (the “Agreement”) with Charles R. Valade, the President and Chief Executive Officer of the Bank and the Company.  The effective date of the Agreement is May 30, 2008.  The Agreement constitutes a restatement, in its entirety, of the change in control severance agreement between the Bank and Mr. Valade effective as of May 18, 2006.  The initial term of the Agreement is two years from the effective date of May 30, 2008, provided, however, that the Agreement will be automatically extended so that the term remains twenty-five months, unless 60 days prior notice is given to not extend the Agreement.

The Agreement provides that, no later than ten days following a Change in Control (as defined in the Agreement), Mr. Valade is entitled to a lump sum cash payment equal to two and one-half times (1) his annual base salary in effect immediately prior to the Change in Control; and (2) the greater of (a) his annual incentive bonus for the year in which the Change in Control occurs, or (b) if no incentive bonus has been determined, the greater of his annual incentive bonus earned in the immediately preceding year or the target annual incentive bonus for the year in which the Change in Control occurs.  If Mr. Valade terminates employment with the Bank for Good Reason (as defined in the Agreement) or the Bank terminates Mr. Valade’s employment without Cause (as defined in the Agreement) within twenty-four months following a Change in Control, Mr. Valade is entitled to receive:

•	his base salary through the date of termination and all other amounts to which he is entitled under any benefit plan;
•	his annual incentive bonus that would be payable for such year on a pro rata basis;
•	cash equal to the additional benefits under the Bank’s 401(k) Plan or other similar qualified plan that he would have been entitled to had he continued as an employee of the Bank for a 30-month

•
period following the date of termination and made contributions under the plan at a rate equal to that at which he made contributions to the plan in the plan year immediately preceding the date of termination; at least quarterly reimbursement for expenditures for outplacement and job search activities in amounts up to 20% of his annual base salary and annual incentive compensation;

•
all unvested stock options, restricted stock or other stock awards held by Mr. Valade for which vesting is service based, will become fully vested and exercisable, and all performance objectives upon which the earning of performance-based restricted stock or deferred stock awards depend shall be deemed met at target level at the date of termination;

•
life and health insurance benefits no less favorable than those which he received immediately prior to the Notice of Termination (as defined in the Agreement), and Mr. Valade shall pay the same portion of the cost of coverage that existed at that time; and

•	continued reimbursement for the cost of perquisites he received immediately before the date of termination.

Pursuant to the Agreement, the Bank is obligated to reimburse Mr. Valade for reasonable legal fees and expenses incurred for any successful action to obtain or enforce his rights under the Agreement.

The Agreement provides that if the payments and benefits provided under the Agreement, either alone or together with other payments and benefits Mr. Valade has the right to receive from the Bank, would constitute a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the payments and benefits under the Agreement will be reduced or revised, in the manner determined by Mr. Valade, by the minimum amount necessary to result in no portion of the payment and benefits being non-deductible to the Bank under the Code or subject to excise tax imposed under the Code.

The Agreement requires that, in consideration for the compensation and benefits provided for by the Agreement, Mr. Valade agrees not to compete with the Bank, as defined in the Agreement, for a period of eighteen months.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which is filed as an exhibit to this Form 10-K.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Items to Be Voted on By Stockholders - Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Items to Be Voted on By Stockholders - Item 1 – Election of Directors” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Disclosure of Code of Ethics

The Board of Directors has adopted a Code of Ethics, which includes specific requirements for the Chief Executive Officer, the Chief Financial Officer and other employees.  A copy of the code of ethics is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Company’s website at www.commonwealthworcester.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

For information regarding executive compensation, the section entitled “Executive Compensation” and “Corporate Governance and Board Matters - Directors’ Compensation” in the Proxy Statement are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	449,395	$10.63	143,105
Equity compensation plans not approved by security holders	-	-	-
Total	449,395	$10.63	143,105

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the sections captioned “Other Information Relating to Directors and Executive Officers – Policies and Procedures for Approval of Related Person Transactions” and “–Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Audit Related Matters – Auditor Fees” in the Proxy Statement is incorporated herein by reference.

ITEM 15 - EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization(1)
3.2	Amendment to Articles of Organization
3.3	Bylaws(1)
4.1	Common Stock Certificate(2)
10.1	Lease for 33 Waldo Street, Worcester, Massachusetts(3)
10.2*	Amended and Restated Stock Option Plan(4)
10.3*	CNB Financial Corp. 2008 Equity Incentive Plan(5)
10.4	Lease for 67 Millbrook Street, Worcester, Massachusetts(6)
10.5	Lease for 26 W. Boylston Street, West Boylston, Massachusetts(6)
10.6*	Amended and Restated Change in Control Severance Agreement, dated as of May 30, 2008, between the Bank and Charles R. Valade
10.7*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and William M Mahoney(7)
10.8*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Christine Trifari(7)
10.9*	Change in Control Severance Agreement, dated as of May 18, 2006, between the Bank and Andrea J. White(7)
21.0	Subsidiaries
23.1	Consent of Wolf & Company, P.C.
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
_____________________________________________________________________________________________
*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference in this document to the Form 8-K12G3 filed with the Securities and Exchange Commission on December 19, 2005.
(2)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.
(3)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2006.
(4)	Incorporated by reference in this document to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 27, 2007.
(5)	Incorporated by reference in this document to Appendix A to the Proxy Statement for the 2008 Annual Meeting filed with the Securities and Exchange Commission on April 11, 2008.
(6)	Incorporated by reference in this document to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.
(7)	Incorporated herein by reference in this document to the Form 8-K filed with the Securities and Exchange Commission on May 22, 2006.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

We have audited the accompanying consolidated balance sheets of CNB Financial Corp. (“the Company”) and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB Financial Corp. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 12, 2009

CNB FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and Cash Equivalents	$4,508,000	$8,825,000
Investment Securities Available-for-Sale	31,314,000	45,597,000
Investment Securities Held To Maturity, (Fair Value of
$8,798,000 as of December 31, 2008 and $11,720,000
as of December 31, 2007)	8,950,000	11,687,000

Federal Reserve Bank Stock	786,000	761,000
Federal Home Loan Bank Stock	3,143,000	3,052,000

Loans	242,396,000	217,321,000
Less-Allowance for Loan Losses	(2,873,000)	(2,844,000)

Loans, Net	239,523,000	214,477,000

Premises and Equipment, Net	2,107,000	2,378,000
Accrued Interest Receivable	977,000	1,100,000
Deferred Tax Asset	2,132,000	1,123,000
Other Real Estate Owned	879,000	-
Prepaid Expenses and Other Assets	840,000	494,000
	$295,159,000	$289,494,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non Interest-bearing Deposits	$26,904,000	$29,219,000
Interest-bearing Deposits	$169,661,000	$173,019,000
Total Deposits	$196,565,000	$202,238,000
Federal Funds Purchased	3,000,000	-
Securities Under Agreement to Repurchase	11,035,000	7,214,000
Federal Home Loan Bank Advances	55,650,000	48,750,000
Subordinated Debentures	7,732,000	7,732,000
Accrued Expenses and Other Liabilities	1,638,000	2,407,000
Total Liabilities	275,620,000	268,341,000

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock Par Value: $1.00 per share as of December 31, 2008 and 2007. Shares Authorized: 10,000,000 as of December 31, 2008 and 2007. Issued and Outstanding: 2,283,000 as of December 31, 2008 and 2007.	2,283,000	2,283,000
Additional Paid-in Capital	20,448,000	20,291,000
Accumulated Deficit	(3,321,000)	(1,754,000)
Accumulated Other Comprehensive Income	129,000	333,000
Total Stockholders’ Equity	19,539,000	21,153,000
	$295,159,000	$289,494,000
See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations
For the Years December 31, 2008 and 2007

	2008	2007
Interest and Dividend Income:
Interest and Fees on Loans	$14,822,000	$15,535,000
Interest and Dividends on Investments	2,909,000	3,378,000
Total Interest and Dividend Income	17,731,000	18,913,000

Interest Expense:
Interest Expense on Deposits	5,050,000	7,254,000
Interest Expense on Borrowings	2,796,000	3,288,000
Total Interest Expense	7,846,000	10,542,000

Net Interest Income	9,885,000	8,371,000

Provision for Loan Losses	1,359,000	80,000

Net Interest Income, After Provision
for Loan Losses	8,526,000	8,291,000

Non-Interest Income (Loss):
Fees on Deposit Accounts	232,000	208,000
Loan Related Fees	87,000	153,000
Other	168,000	102,000
Investment Security Gains	238,000	-
Impairment Loss on Preferred Equity Securities	(3,018,000)	-
Total Non-Interest Income (Loss)	(2,293,000)	463,000

Non-Interest Expenses:
Employee Compensation and Benefits	4,786,000	4,391,000
Occupancy and Equipment	1,295,000	1,359,000
Professional Fees	932,000	705,000
Marketing and Public Relations	190,000	299,000
Data Processing Expenses	550,000	464,000
Other General and Administrative Expenses	917,000	960,000
Total Non-Interest Expenses	8,670,000	8,178,000
(Loss) Income Before Income Taxes	(2,437,000)	576,000

Income Tax (Benefit) Expense	(870,000)	179,000
Net (Loss) Income	$(1,567,000)	$397,000

Net (Loss) Income per Basic Share	$ (0.69)	$ 0.17
Net (Loss) Income per Diluted Share	$ (0.69)	$ 0.17
Weighted Average Shares - Basic	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,294,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	2,283,000	$ 2,283,000	$ 20,154,000	$ (2,151,000)	$ (115,000)	$ 20,171,000

Net Income				397,000	-	397,000
Other Comprehensive Income
Unrealized Gains on Securities Available-for-Sale, net of Deferred Taxes of $279,000					448,000	448,000
Total Comprehensive Income						845,000

Share-Based Compensation			137,000			137,000

Balance, December 31, 2007	2,283,000	$ 2,283,000	$ 20,291,000	$ (1,754,000)	$ 333,000	$ 21,153,000

Net Loss				(1,567,000)		(1,567,000)
Other Comprehensive Loss
Unrealized Losses on Securities Available-for-Sale, net of Deferred Tax Benefits of $115,000 and reclassification adjustment for gains of $ 238,000 realized in income					(204,000)	(204,000)
Total Comprehensive Loss						(1,771,000)
Share-based Compensation			157,000			157,000

Balance, December 31, 2008	2,283,000	$ 2,283,000	$ 20,448,000	$ (3,321,000)	$ 129,000	$ 19,539,000

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2008 and 2007

Cash Flows from Operating Activities:	2008	2007
Net (Loss) Income	$(1,567,000)	$397,000
Adjustments to reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Share-Based Compensation	157,000	137,000
Provision for Loan Losses	1,359,000	80,000
Increase in net Deferred Loan Costs	(1,000)	(30,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	253,000	298,000
Deferred Tax (Benefit) Expense	(898,000)	151,000
Impaired Loss on Preferred Equity Securities	3,018,000	-
Gain on Sale of Securities Available for Sale	(238,000)	-
Changes in:
Accrued Interest Receivable	123,000	197,000
Other Assets	(346,000)	37,000
Accrued Expenses and Other Liabilities	(769,000)	(551,000)

Net Cash Provided by Operating Activities	1,091,000	716,000

Cash Flows from Investing Activities:
Purchases of Investment Securities Held-to-Maturity	(50,000)	(2,071,000)
Purchases of Investment Securities Available-for-Sale	(9,016,000)	(2,999,000)
Principal Payments on Mortgage Backed Securities (CMOs)	5,105,000	5,708,000
Proceeds from Maturity (Call) of Investment Securities Held-to-Maturity	2,000,000	2,000,000
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	11,165,000	8,000,000
Sale of Securities Available-for-Sale	4,795,000	-
Purchase of Federal Reserve Stock and FHLBB Stock	(116,000)	(43,000)
Loan Originations, Net of Principal Repayments	(27,283,000)	(16,666,000)
Purchases of Premises and Equipment	(56,000)	(255,000)

Net Cash Used in Investing Activities	(13,456,000)	(6,326,000)

Cash Flows from Financing Activities:
Advances from FHLBB	36,900,000	86,847,000
Repayment of FHLBB Advances	(30,000,000)	(90,347,000)
Net Increase (decrease) in Federal Funds Purchased	3,000,000	(500,000)
Securities Under Agreement to Repurchase	3,821,000	1,268,000
Net (Decrease) Increase in Deposits	(5,673,000)	10,431,000

Net Cash Provided by Financing Activities	8,048,000	7,699,000

Net Increase (Decrease) in Cash and Cash Equivalents	(4,317,000)	2,089,000

Cash and Cash Equivalents, Beginning of the Period	8,825,000	6,736,000

Cash and Cash Equivalents, End of the Period	$4,508,000	$8,825,000

Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 8,700,000	$ 11,150,000
Taxes Paid	$ 163,000	$ 45,000
Transfer of Loans to OREO	$ 879,000	$ -

See accompanying notes to consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

(1)	ORGANIZATION

CNB Financial Corp. (the “Company”) is a bank holding company.  Its wholly-owned subsidiary Commonwealth National Bank, N.A. (the “Bank”) is a nationally chartered bank operating primarily in Worcester County, Massachusetts.  The Bank operates out of its main office at 33 Waldo Street, Worcester, Massachusetts and has two branch offices in Worcester, Massachusetts and one each in Shrewsbury, Northbridge and West Boylston, Massachusetts.  The Bank is subject to competition from other financial institutions, including commercial banks, savings banks, credit unions and mortgage banking companies.  The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Board.  The Bank is also subject to the regulations of, and periodic examinations by, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits with the Bank are insured up to the FDIC maximum amounts including unlimited deposit insurance coverage for non-interest bearing deposit transaction accounts. The Bank is also participating in the FDIC Temporary Liquidity Guaranty Program.  The Company created Commonwealth National Bank Statutory Trust I, an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Bank has two subsidiaries, CNB Security Corporation (formed to buy, hold and or sell investment assets) and CNB Properties, LLC (formed to hold real estate assets acquired through foreclosure).

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank was organized as a national bank under the National Bank Act and received its charter to operate as a national bank from the OCC effective November 19, 2001.

In connection with the reorganization, the holders of common stock of the Bank received one share of common stock of the Company in exchange for each share of common stock of the Bank.  Outstanding certificates representing shares of common stock of the Bank now represent shares of common stock of the Company and such certificates may, but need not, be exchanged by the holders for new certificates for the appropriate number of shares of the Company.  The par value of the Company’s common stock is $1 per share, and the par value of the Bank’s common stock is $5 per share.  The holders of Bank options and warrants immediately prior to the reorganization received one option or warrant to acquire shares of the common stock of the Company for each Bank option or warrant then held by them on the same terms and conditions

(2)	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement at December 31, 2008 consist of subordinated debentures, including accrued interest on $7.8 million of debentures issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  The Company’s one reportable operating segment is the Bank.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Significant Concentrations of Credit Risk

The Company grants commercial and residential mortgages, construction loans and commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.  Commercial real estate, including commercial construction loans, represent 63% and 59% of the total loan portfolio at December 31, 2008 and 2007, respectively.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

Cash and Cash Equivalents

For purpose of the statement of cash flows, cash and cash equivalents consist of cash on hand and amounts due from banks, federal funds sold and securities purchased under the agreement to resell, all of which mature within ninety days of the date of purchase.

The bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston.  At December 31, 2008 and 2007, these reserve balances amounted to $581,000 and $637,000, respectively.

Investment Securities

The Company classifies certain of its investment securities as held-to-maturity, which are carried at amortized cost if the Company has the positive intent and ability to hold such securities to maturity.  Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as available-for-sale or trading securities.  Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as held-to-maturity or trading securities.  Available-for-sale securities are carried at fair value, which is measured at each reporting date.  The resulting unrealized gain or loss is reflected in accumulated other comprehensive income/loss net of the associated tax effect.  Trading securities are also carried at fair value, with the gains and losses recognized through the statement of operations.

Any security that has experienced a decline in value, which management believes is deemed other than temporary, is reduced to its estimated fair value by a charge to operations.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Realized gains and losses on security transactions are computed using the specific identification method.  Amortization of premiums and discounts is included in interest and dividend income.  Discounts and premiums related to debt securities are amortized using the effective interest rate method.  The Company did not have any derivative financial instruments as of December 31, 2008 or 2007.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Company reviews the impairment based on the ultimate recoverability of its cost basis in the FHLB stock.  At December 31, 2008, no impairment has been recognized.

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

Interest is not accrued on loans 90 days or greater past due or on other loans when management believes collection is doubtful.  Loans considered impaired, (120 days for consumer installment loans) as defined below, are non-accruing.  When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current interest income.  The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred, through a provision for loan losses charged to earnings.  Losses are charged against the allowance when management believes the collectability of principal is doubtful.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date.  There are inherent uncertainties with respect to the final outcome of loans and nonperforming loans.  Because of these inherent uncertainties, actual losses may differ from the amounts estimated to occur.  Factors considered in evaluating the adequacy of the allowance include previous loss experience, the size and composition of the loan portfolio, current economic conditions and its effect on

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

borrowers, the performance of individual loans in relation to contract term, industry peer standards and estimated fair values of underlying collateral.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

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

Share-Based Payment

Compensation cost is recognized for stock options and restricted stock awards based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model.  The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense, with a corresponding increase in additional paid-in-capital, on a straight-line basis over the required service period, generally defined as the vesting period for stock option awards.

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

	2008	2007
Net (Loss) Income	$ (1,567,000)	$ 397,000
Weighted Average Shares
Basic Shares	2,283,000	2,283,000
Effect of Dilution	-	11,000
Diluted Shares	2,283,000	2,294,000
Net Income Per Share
Basic EPS	$ (0.69)	$ 0.17
Effect of Dilution	-	-
Diluted EPS	$ (0.69)	$ 0.17

Outstanding stock options and warrants with exercise prices greater than the average price per common share are anti-dilutive and are not included in the computation of dilutive earnings per share.  The number of anti-dilutive options and warrants was 449,395 and 380,390 at December 31, 2008 and 2007, respectively.

Comprehensive Income / Loss

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued.  The Company applied the guidance contained in FSP 157-3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.  This Statement was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree.  Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application is not permitted.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”).  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, “ to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  The Company adopted this FSP at December 31, 2008 and it did not have a material impact on the consolidated financial statements.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

(4)	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity by contractual maturity, with gross unrealized gains and losses, at December 31, 2008 and 2007 are shown below.  Expected maturities may differ from contractual maturities because issuers of these securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$ 1,888,000	$ 113,000	$ -	$2,001,000
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	5,119,000	100,000	-	5,219,000
Due after ten years	24,125,000	719,000	(750,000)	24,094,000
	$ 31,132,000	$ 932,000	$ (750,000)	$ 31,314,000
Held-to-maturity:
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	$ 3,428,000	$ 36,000	$ (100,000)	$ 3,364,000
Municipals
Due within one year	1,103,000	7,000	(1,000)	1,109,000
Due after five years through ten years	4,269,000	23,000	(117,000)	4,175,000
Other Bonds Due after one year through five years	150,000	-	-	150,000
	$ 8,950,000	$ 66,000	$ (218,000)	$ 8,798,000

Total Investment Securities	$ 40,082,000	$ 998,000	$ (968,000)	$ 40,112,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

	2007
	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$ 4,999,000	$ -	$ (9,000)	$ 4,990,000
Due after one year through five years	4,164,000	18,000	(7,000)	4,175,000
Due after five years through ten years	941,000	55,000	-	996,000
Due after ten years	3,876,000	131,000	-	4,007,000
Mortgage-backed Securities (including CMOs)
Due within one year	1,729,000	12,000	(3,000)	1,738,000
Due after five years through ten years	2,911,000		(45,000)	2,866,000
Due after ten years	26,476,000	476,000	(127,000)	26,825,000
	$ 45,096,000	$ 692,000	$ (191,000)	$ 45,597,000
Held-to-maturity:
Government Sponsored Enterprises
Due within one year	$ 2,000,000	$ -	$ (3,000)	$ 1,997,000
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	3,017,000	15,000	(7,000)	3,025,000
Due after ten years	1,197,000	-	(7,000)	1,190,000
Municipals
Due after five years through ten years	330,000	3,000	-	333,000
Due after ten years	5,043,000	42,000	(10,000)	5,075,000
Other Bonds Due after one year through five years	100,000	-	-	100,000
	$ 11,687,000	$ 60,000	$ (27,000)	$ 11,720,000

Total Investment Securities	$ 56,783,000	$ 752,000	$ (218,000)	$ 57,317,000

At December 31, 2008 and 2007, mortgage-backed securities include privately-issued collateralized mortgage obligations with an aggregate book value of $7,222,000 and $6,230,000, respectively and fair value of $6,420,000 and $6,151,000, respectively.

At December 31, 2008 and 2007, the Bank had callable investment securities of $0 and $11,040,000, respectively, in the available-for-sale category and $5,372,000 and $3,999,000, respectively, in the held-to-maturity category.

At December 31, 2008 and 2007, investment securities carried at amortized cost of $34,559,000 and $42,659,000, respectively, (fair value of $34,678,000 and $43,183,000, respectively), were pledged to secure public deposits and for other purposes required or permitted by law.

During the third quarter of 2008, a non-cash pre-tax impairment loss of $3,018,000 was recognized on preferred stock issued by Federal National Mortgage Association (FNMA or Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) as a result of both institutions being placed in conservatorship by the United States Treasury.  Federal legislation became law on October 3, 2008 which allowed the Company to treat the loss as an ordinary loss for tax purposes and recognize the tax impact of $1.0 million during the fourth quarter of 2008.

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”) and is required to invest in $100 par value stock of the FHLBB.  The Bank must invest in FHLBB stock in an amount equal to 0.35% of certain assets of the Bank (a minimum of $500) plus between 4.0% and 4.5% of the Bank’s outstanding FHLBB advances (depending upon the term of each advance) and other activity with the FHLBB.  As and when such stock is redeemed, the Bank will receive an amount equal to the par value of the stock.  At December 31, 2008, $55,650,000 of advances from the FHLBB were outstanding (See Note 8) and the Bank held $3,143,000 in FHLBB stock.  On December 8, 2008, the FHLBB placed a moratorium on stock repurchase requests to preserve capital and this moratorium remains in effect as of December 31, 2008 and will continue until further notice by the FHLBB.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

The Bank is a member of the Federal Reserve Bank of Boston (the “FRBB”) and is required to invest in $100 par value stock of the FRBB in an amount equal to six percent of the Bank’s capital and surplus (one-half of the amount of the Bank’s subscription is paid to the FRBB and the remaining half is subject to call by the FRBB).  As and when such stock is redeemed, the Bank will receive an amount equal to the amount paid in.  At December 31, 2008, the Bank held $786,000 in FRBB stock.

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at December 31, 2008 and 2007.

2008
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)

Mortgage Backed Securities	$ 5,351	$ (526)	$ 2,323	$ (324)	$ 7,674	$ (850)
Municipals	2,791	(117)	298	(1)	3,089	(118)

Total Temporarily Impaired Securities	$ 8,142	$ (643)	$ 2,621	$ (325)	$ 10,763	$ (968)

2007
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(in thousands)
Government Sponsored Enterprises	$ -	$ -	$ 7,146	$ (19)	$ 7,146	$ (19)
Mortgage Backed Securities	-	-	11,527	(189)	11,527	(189)
Municipals	1,560	(10)	-	-	1,560	(10)

Total Temporarily Impaired Securities	$ 1,560	$ (10)	$ 18,673	$ (208)	$ 20,233	$ (218)

The Company had investment securities with an aggregate book value of $2,946,000 that have been in a continuous loss position for twelve months or more at December 31, 2008.  The aggregate unrealized loss for these securities equaled $325,000 at December 31, 2008.  The unrealized loss on investments is caused primarily by changes in the interest rate environment.  The Company has the ability and intent to hold these investment securities until a price recovery, which could be until maturity, and therefore considers them not to be other-than-temporarily impaired at December 31, 2008.

During 2008, the Company sold three available-for-sale investment securities, received total proceeds of $4,795,000 and recorded a gain of $238,000.  There were no investment securities sales during 2007.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

(5)	LOANS

Major classifications of loans at December 31 follow:

	2008	2007
Commercial and Industrial	$53,389,000	$54,987,000
Commercial Real Estate	152,080,000	128,283,000
Residential Real Estate	24,001,000	21,610,000
Consumer	12,926,000	12,441,000
Total loans	242,396,000	217,321,000
Less-Allowance for Loan Losses	(2,873,000)	(2,844,000)
Total Loans, net	$239,523,000	$214,477,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At December 31, 2008, no loans accruing interest were past due 90 days or more and $3,409,000 of loans were on non-accrual status.  At December 31, 2007, no loans accruing interest were past due 90 days or more and $1,482,000 of loans were on non-accrual status.  Net deferred costs totaled $321,000 and $320,000 at December 31, 2008 and 2007, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2008	2007
Balance, Beginning of Year	$2,844,000	$2,807,000
Provision for Loan Losses	1,359,000	80,000
Less: Loans Charged-off	(1,330,000)	(82,000)
Recoveries of loans previously charged off	-	39,000
Balance, End of Year	$2,873,000	$2,844,000

As of December 31, 2008 and 2007, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	2008		2007
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans
Valuation Allowance Required	$166,000	$18,000	$1,482,000	$210,000
No Valuation Allowance Required	3,312,000	-	-	-
	$3,478,000	$18,000	$1,482,000	$210,000

The valuation allowance on impaired loans is included in the allowance for loan losses on the consolidated balance sheets.  The average recorded investment in impaired loans for the years ended December 31, 2008 and 2007 was $2,318,000 and $585,000 respectively.  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.  Interest income related to currently non-accrual loans in the amount of $185,000 was recorded and received during 2008 prior to the placement of these loans on non-accrual status.

During 2008, the Bank acquired title to two properties through foreclosure and recorded the assets as Other Real Estate Owned (OREO).  The first property was acquired May 15, 2008 for a value of $879,000.  This value satisfied the outstanding balance of the particular loan which the real estate was securing and no charge to the allowance for loan losses was required.  This property is comprised of three separate parcels.  The entire property is currently listed for sale and the Bank has received, and is evaluating, two offers to purchase all three parcels of the property.  If the offers to purchase convert to an actual sale, the Bank will not be required to take any loss on this property.   The second property was

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

acquired on August 21, 2008 and fair value was estimated to be $65,600.  A charge of $33,000 to the allowance for loan losses was recorded at the time of the foreclosure.  This property was subsequently sold on November 5, 2008 with no further loss to the Bank.

(6)	PREMISES AND EQUIPMENT

A summary of the Bank’s premises and equipment at December 31 follows:

	2008	2007	Estimated Useful Lives
Buildings	$ 639,000	$ 639,000	40 years
Leasehold Improvements	1,334,000	1,334,000	Lesser of useful life or remaining term of the lease
Software and Equipment	1,460,000	1,418,000	5 years
Computers	394,000	375,000	3 years
Furniture and Fixtures	281,000	281,000	10 years
Projects in Process	-	5,000	N/A
	4,108,000	4,052,000
Less-Accumulated Depreciation and Amortization	(2,001,000)	(1,674,000)
Net Premises and Equipment	$ 2,107,000	$ 2,378,000

Depreciation expense for the years ended December 31, 2008 and 2007 was $327,000 and $398,000, respectively and is classified as occupancy and equipment expense in the accompanying Consolidated Statements of Operations.

(7)	DEPOSITS

A summary of deposits at December 31 follows:

	2008	2007
Demand Deposits	$26,904,000	$29,219,000
Savings and NOW Accounts	49,788,000	65,609,000
Certificates of Deposit	119,873,000	107,410,000
Total Deposits	$196,565,000	$202,238,000

Certificates of deposit of $100,000 and over totaled $51,523,000 and $37,208,000 at December 31, 2008 and 2007, respectively.  Certificates of deposit under $100,000 totaled $68,350,000 and $70,202,000 at December 31, 2008 and 2007, respectively.

The following is a summary of original maturities of certificates of deposits at December 31, 2008:

2009	$ 106,897,000
2010	11,251,000
2011	1,143,000
2012	483,000
2014	99,000
Total	$ 119,873,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

 (8)  BORROWINGS

Advances from the FHLBB at December 31, 2008 and 2007 have the following maturities:

	2008		2007
Year ending December 31:	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$ -%		$ 12,000,000	4.41%
2009	17,250,000	3.11	13,250,000	4.50
2010	2,500,000	3.56	500,000	3.97
2011	8,900,000	3.26	-	-
2012 and beyond	27,000,000	4.20	23,000,000	4.27
Total	$ 55,650,000	3.68%	$ 48,750,000	4.37%

FHLBB advances include $26 million with call or put options associated with maturities in 2009, 2012, 2013, 2014 and 2017.

Under terms of a blanket collateral agreement, advances from the FHLBB are collateralized by qualifying first mortgages.

Subordinated debt at December 31, 2008 equaled $7.7 million and consists of subordinated debentures payable to the Company’s unconsolidated special purpose entity, Commonwealth National Bank Statutory Trust I that issued trust preferred securities to a pooled investment vehicle on December 16, 2005.  The issue has a maturity date of March 15, 2036 and bears a floating rate of interest that reprices quarterly.  The interest rate at December 31, 2008 was 3.85% and the next repricing date is March 15, 2009.  A special redemption provision allows the issue to be callable at 103.525% of par for the first year and thereafter on a sliding scale down to 100% of par upon the fifth year and thereafter.

$3.0 million in overnight federal funds purchased was outstanding at December 31, 2008.  The borrowing was at a rate of 0.55%.  No overnight federal funds purchased were outstanding on December 31, 2007.

Securities under agreement to repurchase at December 31, 2008 equaled $11,035,000 and were secured by mortgage-backed securities with a fair value of $14,261,000.  These were generated by the customer deposit overnight sweep product.  The weighted average overnight rate paid on December 31, 2008 was 0.49%.  At December 31, 2007, securities under agreement to repurchase equaled $7,214,000 and were secured by mortgage-backed securities and government sponsored enterprises with a fair value of $18,985,000.  The overnight rate paid on December 31, 2007 was 3.37%.

(9)   INCOME TAXES

The components of federal and state income tax expense for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current Expense:
Federal	$ 2,000	$ 8,000
State	26,000	20,000
Total Current Expense	28,000	28,000
Deferred Expense (Benefit):
Federal	(927,000)	163,000
State	29,000	(12,000)
Total Deferred (Benefit) Expense	(898,000)	151,000
Income Tax (Benefit) Expense	$ (870,000)	$ 179,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

A reconciliation of federal income tax expense to the amount computed by applying the statutory federal income tax rate to loss before federal income tax for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Pre-Tax Income	$ (2,437,000)	$ 576,000
Expected Federal Tax at 34%	(829,000)	196,000
State Tax, net of Federal	37,000	5,000
Impact of municipal income	(91,000)	(53,000)
Impact of share based payments	53,000	47,000
Impact of dividends received	(41,000)	-
Other	1,000	(16,000)
Total Income Tax (Benefit) Expense	$ (870,000)	$ 179,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 follow:

	2008	2007
Deferred Income Tax Assets
Allowance for Loan Loss	$ 1,148,000	$ 1,164,000
Net Operating Loss	-	137,000
Impairment Loss on Investment Securities	1,026,000	-
Other	54,000	96,000
Net Deferred Tax Asset	2,228,000	1,397,000
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	53,000	168,000
Depreciation	43,000	106,000
Gross Deferred Liabilities	96,000	274,000

Net Deferred Taxes	$ 2,132,000	$ 1,123,000

Periods of profitable operations have offset the 2008 loss and the initial operating losses, to the extent of using all available tax loss carry-forwards.  Carry-forwards, when available, are subject to review and possible adjustment by the Internal Revenue Service.  The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year under certain circumstances, including significant changes in ownership interests.  Projections for continued levels of profitability are reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.  A deferred tax asset valuation allowance is required to reduce the potential tax benefit when it is more likely than not that all or some portion of the potential benefit will not be realized due to the lack of sufficient taxable income in the carry-forward period.  It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax asset.  Therefore, no valuation allowance was deemed necessary at December 31, 2008 or 2007.  It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

(10)	EMPLOYEE BENEFIT PLANS

Stock Option Plan

On November 6, 2001, the shareholders’ voted to approve the Bank’s 2001 Stock Option Plan (the Plan) for employees and directors of the Bank.  The Compensation Committee of the Board of Directors administers the Plan, which has authorized 400,000 shares for grant (as amended on May 19, 2005).  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.  The options vest annually at a rate of 25% over a four-year period and will expire

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

on the tenth anniversary of the grant date.  On May 28, 2008, the Board of Directors authorized the granting of 72,365 shares exercisable at the then fair market value of $7.00 per share to employees of the Bank under the provisions of this Plan.

The following table summarizes the Company’s activities with respect to its stock option plan for the year 2008:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2008	287,890	$11.21	6.97 years
Granted	72,365	7.00	9.42 years
Exercised	-
Forfeited	3,360	9.86
Outstanding at December 31, 2008	356,895	$10.79	6.64 years
Exercisable at December 31, 2008	203,900	$11.55	5.24 years

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $1.55 and $3.24, respectively.

The aggregate intrinsic value of the options exercisable and outstanding at December 31, 2008 equaled $584,000 and $973,000, respectively.  Total unrecognized compensation costs associated with the unvested options outstanding at December 31, 2008 equals $269,000 and will be recognized over an average of 1.8 years.

Compensation expense recognized during the twelve months ended December 31, 2008 and 2007 equaled $157,000 and $137,000, respectively (the recognized tax benefit related to this expense was $53,000 and $47,000, respectively) and reflected (a) compensation expense for all share-based awards granted prior to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005 but not yet vested, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the National Economic Research Associates, Inc. employee stock option pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following table depicts the weighted average of the assumptions that were used to estimate the fair value of options that were granted in 2008 and 2007.

	2008	2007
Dividend yield	0.00%	3.00%
Expected volatility	19.00%	35.00%
Risk free interest rate	3.53%	4.60%
Expected lives	6.3 years	6.0 years
Grant date fair value	$1.55	$3.24

Equity Incentive Plan

On May 15, 2008, the shareholders voted to approve the Company’s 2008 Equity Incentive Plan (the “Equity Plan”) for employees, officers and directors of the Company or any affiliate of the Company.  The Compensation Committee of the Board of Directors administers the Equity Plan, which has authorized 100,000 shares for grant.  Shares of restricted stock, incentive stock options and non-qualified stock options may be granted under the Equity Plan.  The authorization of grants, the type of award, the determination of number of shares to be granted, the vesting schedule and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.

Warrants

On November 19, 2001, certain of the initial investors in the Bank were issued 92,500 warrants, each of which is able to purchase one share of common stock of the Bank.  These warrants became exercisable in one-third annual increments beginning one year from the date of issuance.  The warrants have a ten-year life and are exercisable for $10.00 per share.  As of December 31, 2008, none of these organizers’ warrants had been exercised.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

401(k) Plan

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan.  Employees may contribute up to 75% of their compensation subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 3% of an employee's compensation contributed to the Plan.  For the years ended December 31, 2008 and 2007, expense attributable to the Plan amounted to $137,000 and $129,000, respectively.

(11)	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank may make loans to directors and officers, including their families and companies with which they are affiliated.  Such loans are made under normal credit terms, including interest rates and collateral prevailing at the time for comparable transactions with other persons and do not represent more than normal credit risk.  An analysis of the aggregate loan activity to these related parties for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, Beginning of Year	$ 8,407,000	$ 6,147,000
Pre-existing Loans to New Related Party	552,000	-
New Loans Granted During the Year	6,158,000	6,482,000
Less-Repayments	(3,986,000)	(4,222,000)
Balance, End of Year	$ 11,131,000	$ 8,407,000

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

(12)	COMMITMENTS AND CONTINGENCIES

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

Financial instruments with off-balance-sheet risk at December 31, 2008 and 2007 follow:

	2008	2007
Commitments to Originate Loans	$ 4,470,000	$ 3,024,000
Unadvanced Loan Proceeds	12,136,000	21,868,000
Unused Lines of Credit	17,559,000	16,752,000
Secured Commercial Lines of Credit	30,917,000	29,052,000
Letters of Credit	2,293,000	2,230,000

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

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

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

(b)	Lease Commitments

The following is a schedule of future minimum lease payments for non-cancelable lease obligations as of December 31, 2008:

Years Ending December 31,
2009	$ 537,000
2010	541,000
2011	538,000
2012	472,000
2013	477,000
Thereafter	3,009,000
Total Future Minimum Lease Payments	$ 5,574,000

Total rent expense for the years ended December 31, 2008 and 2007 amounted to $560,000 and $556,000, respectively.

(c)	Employment Agreements

The Company does not have any written employment contracts with any executive officers, all of whom are employees at will.  The Bank has entered into change of control agreements with each of its four Executive Officers, which would provide for severance pay under certain circumstances in the event a change in control occurred.

(d)	Legal Proceedings

Various legal claims may arise from time to time in the ordinary course of business.  At December 31, 2008, no such claims existed which, in the opinion of management, would have a material effect on the Company’s consolidated financial statements.

(e)	Officer Life Insurance

The Bank owns term life insurance policies insuring members of senior management.  The Bank is the beneficiary under these policies.  Officer life insurance costs for the years ended December 31, 2008 and 2007 were $6,000 and $3,000, respectively.

(f)	Data Processing Service Agreements

The Bank has entered into a contract for data and items processing services with Fiserv Solutions, Inc.  The contract expires on October 1, 2010.  The Bank has the right to terminate the agreement with 60 days notice to Fiserv Solutions, Inc.  Annual minimum charges per the Fiserv agreement for the entire remaining term are $100,000.  Total fees to be paid may be the same as or exceed the minimum fee depending on transaction volume during the remaining term of the contract.

(13)	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

qualitative judgments by the regulators about components, risk weightings and other factors.  As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval.  Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The following table reflects the capital ratios of the Company and the Bank at December 31, 2008 and 2007.  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At December 31, 2008 and 2007, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)	Company		Bank		Minimum Capital Require-ments	For Bank to be “Well Capitalized” under PCA provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$24,861	8.33%	$23,606	7.92%	4.00%	5.00%
Tier 1 Risk-Based ratio	24,861	10.43%	23,606	9.90%	4.00%	6.00%
Total Risk-Based ratio	28,828	12.09%	26,540	11.14%	8.00%	10.00%

As of December 31, 2007:
Tier 1 Leverage Ratio	$27,153	9.40%	$25,058	8.68%	4.00%	5.00%
Tier 1 Risk-Based ratio	27,153	12.12%	25,058	11.20%	4.00%	6.00%
Total Risk-Based ratio	29,951	13.36%	27,856	12.45%	8.00%	10.00%

(14)	FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Interest-bearing deposits in banks - The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values.  Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Investment Securities – The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Government and federal agency securities.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.  These securities include government-sponsored enterprise obligations, FHLMC and FNMA bonds, corporate bonds and mortgage-backed securities.  The fair value of FHLBB stock and the FRBB stock are equal to cost, since there is no market for these instruments and they are redeemable at par.  There is currently a moratorium on the redemption of FHLBB stock.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings – For short-term borrowings maturing within ninety days, carrying values approximate fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term borrowings - The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Subordinated Debentures - The fair value of subordinated debentures approximates book value due to the three-month repricing nature of these instruments.

Commitments to Extend Credit and Commercial and Standby Letters of Credit- The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

creditworthiness of the counterparties.  The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties.  The fair value of these fees at December 31, 2008 and 2007 was immaterial to the consolidated financial statements as a whole.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Asset/Liabilities at Fair Value
Assets
Securities available for sale	$ -	$ 31,314,000	$ -	$ 31,314,000
Total Assets	$ -	$ 31,314,000	$ -	$ 31,314,000

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

	Level 1	Level 2	Level 3
Assets
Impaired Loans	$ -	$ -	$ 1,852,000
Total Assets	$ -	$ -	$ 1,852,000

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

During 2008, $3,544,000 in loans carried at fair value on a nonrecurring basis were written-down by charges of $1,079,000 to the allowance for loan losses and principal reductions of $613,000 were received to bring their fair value to $1,852,000 at December 31, 2008.

Summary of Fair Values of Financial Instruments

As required under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows at December 31, 2008 and 2007.  Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

	2008		2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$4,508	$4,508	$8,825	$8,825
Securities Available-for-Sale	31,314	31,314	45,597	45,597
Securities Held-to-Maturity	8,950	8,798	11,687	11,720
Federal Reserve Bank Stock	786	786	761	761
Federal Home Loan Bank Stock	3,143	3,143	3,052	3,052
Loans, Net	239,523	240,642	214,477	212,009
Accrued Interest Receivable	977	977	1,100	1,100

Financial Liabilities
Deposits
Demand Deposits	26,904	26,155	29,219	29,219
Savings and NOW Accounts	49,788	48,728	65,609	65,609
Certificates of Deposit	119,873	120,790	107,410	107,453
FHLBB Advances	55,650	56,788	48,750	48,713
Federal Funds Purchased	3,000	3,000	-	-
Securities Under Agreements to Repurchase	11,035	11,035	7,214	7,214
Subordinated Debentures	7,732	7,732	7,732	7,732
Accrued Interest Payable	795	795	1,650	1,650

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

(15)	CNB FINANCIAL CORP. ONLY FINANCIAL STATEMENTS

Balance Sheet	2008	2007

ASSETS
Total Cash and Due From Banks	$2,089,000	$2,588,000
Total Investment in Subsidiary	24,983,000	26,237,000
Due to /from Commonwealth National Bank	213,000	-
Prepaid Taxes	-	43,000
Deferred Taxes	-	38,000
	$27,285,000	$28,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued Interest Payable on Subordinated Debentures	$14,000	$21,000
Subordinated Debentures	7,732,000	7,732,000
Total Liabilities	7,746,000	7,753,000

Stockholders’ Equity:
Total Stockholders’ Equity	19,539,000	21,153,000
	$27,285,000	$28,906,000

Statement of Operations
Income:
Interest Income on Deposits	$27,000	$93,000
Total Income	27,000	93,000

Operating Expenses:
Interest Expense	386,000	554,000
Total Operating Expenses	386,000	554,000

Loss Before Equity in Undistributed Income of Subsidiary	(359,000)	(461,000)
Equity in Undistributed (Loss) Income of Subsidiary	(1,208,000)	858,000
Net (Loss) Income	$(1,567,000)	$397,000

CNB FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2008

Statement of Cash Flows
Cash Flows from Operating Activities:	2008	2007
Net (Loss) Income	$(1,567,000)	$397,000
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities–
Increase in Other Assets	(133,000)	(16,000)
Decrease in Accrued Expenses and Other Liabilities	(7,000)	(5,000)
Equity in Undistributed Income of Subsidiary	1,208,000	(866,000)

Net Cash Used in Operating Activities	(499,000)	(490,000)

Net Decrease in Cash and Cash Equivalents	(499,000)	(490,000)

Cash and Cash Equivalents, Beginning of the Period	2,588,000	3,078,000

Cash and Cash Equivalents, End of the Period	$2,089,000	$2,588,000
The Statement of Stockholders’ Equity for the parent company is identical to the Consolidated Statement of Stockholders’ Equity which appears on page F-4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNB FINANCIAL CORP.

	By:	/s/ Charles R. Valade
Dated: March 19, 2009		Charles R. Valade, President

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Valade		March 19, 2009
Charles R. Valade	President

/s/ William M. Mahoney		March 19, 2009
William M. Mahoney	Treasurer and CFO

/s/ Paula A. Aiello		March 19, 2009
Paula A. Aiello	Director

/s/ Gerald D. Cohen		March 19, 2009
Gerald D. Cohen	Director

/s/ Cary J. Corkin		March 19, 2009
Cary J. Corkin	Director

/s/ Lawrence J. Glick		March 19, 2009
Lawrence J. Glick	Director

/s/ Stephen J. Granger		March 19, 2009
Stephen J. Granger	Director

/s/ George L. Kaplan		March 19, 2009
George L. Kaplan	Director

/s/ John P. Lauring		March 19, 2009
John P. Lauring	Director

S-1

Signature	Title	Date

/s/ Ralph D. Marois		March 19, 2009
Ralph D. Marois	Director

/s/ Henry T. Michie		March 19, 2009
Henry T. Michie	Director

/s/ Harris L. MacNeill		March 19, 2009
Harris L. MacNeill	Director

/s/ Claire A. O’Connor		March 19, 2009
Claire A. O’Connor	Director

/s/ Bryan T. Rich		March 19, 2009
Bryan T. Rich	Director

/s/ J. Robert Seder		March 19, 2009
J. Robert Seder	Director

/s/ Thomas J. Wickstrom		March 19, 2009
Thomas J. Wickstrom	Director

S-2