Form 10-Q
period 2009-03-31
CNB Financial Corp.
filed 2009-05-13
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
(508) 752-4800
(Registrant’s telephone number, including area code)
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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                         Yes [   ] No [   ]

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

At May 11, 2009, the registrant had 2,283,208 shares of common stock, $1.00 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Unaudited)

ASSETS	March 31,	December 31,
	2009	2008
Cash and Cash Equivalents	$9,077,000	$4,508,000
Investment Securities Available-for-Sale	30,230,000	31,314,000
Investment Securities Held-to-Maturity, (fair value of $8,529,000 as of March 31, 2009 and $8,798,000 as of December 31, 2008)	8,627,000	8,950,000
Federal Reserve Bank Stock	743,000	786,000
Federal Home Loan Bank Stock	3,143,000	3,143,000

Loans	241,836,000	242,396,000
Less: Allowance for Loan Losses	(2,978,000)	(2,873,000)
Loans, Net	238,858,000	239,523,000

Premises and Equipment, Net	2,036,000	2,107,000
Accrued Interest Receivable	959,000	977,000
Deferred Tax Asset	2,009,000	2,132,000
Other Real Estate Owned	879,000	879,000
Prepaid Expenses and Other Assets	625,000	840,000
Total Assets	$297,186,000	$295,159,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Non Interest-bearing Deposits	$28,174,000	$26,904,000
Interest-bearing Deposits	173,888,000	169,661,000
Deposits	202,062,000	196,565,000
Federal Home Loan Bank Advances	56,650,000	55,650,000
Federal Funds Purchased	-	3,000,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	9,197,000	11,035,000
Accrued Expenses and Other Liabilities	1,684,000	1,638,000
Total Liabilities	277,325,000	275,620,000

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred Stock Par Value $1.00 Shares Authorized: 1,000,000 as of March 31, 2009 and zero as of March 31, 2008; zero issued or outstanding as of March 31, 2009 and March 31, 2008	-	-
Common Stock Par Value: $1.00
Shares Authorized: 10,000,000 as of March 31, 2009 and December 31, 2008
Issued and Outstanding: 2,283,000 as of March 31, 2009 and December 31, 2008	2,283,000	2,283,000
Additional Paid-in Capital	20,487,000	20,448,000
Accumulated Deficit	(3,231,000)	(3,321,000)
Accumulated Other Comprehensive Income, net of taxes	322,000	129,000
Total Stockholders' Equity	19,861,000	19,539,000
Total Liabilities and Stockholders' Equity	$297,186,000	$295,159,000
See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest and Dividend Income:
Interest and Fees on Loans	$3,575,000	$3,754,000
Interest and Dividends on Investments	521,000	844,000

Total Interest and Dividend Income	4,096,000	4,598,000

Interest Expense:
Interest Expense on Deposits	968,000	1,562,000
Interest Expense on Borrowings	605,000	722,000

Total Interest Expense	1,573,000	2,284,000

Net Interest Income	2,523,000	2,314,000

Provision for Loan Losses	150,000	100,000

Net Interest Income, After Provision for Loan Losses	2,373,000	2,214,000

Other Income:
Fees on Deposit Accounts	60,000	52,000
Loan Related Fees	22,000	29,000
Security Gains (net of losses)	-	184,000
Other	33,000	26,000
Total Other Income	115,000	291,000

Operating Expense:
Employee Compensation and Benefits	1,228,000	1,215,000
Occupancy and Equipment	362,000	325,000
Professional Fees	275,000	178,000
Marketing and Public Relations	62,000	78,000
Data Processing Expense	156,000	123,000
Other General and Administrative Expenses	268,000	231,000
Total Operating Expense	2,351,000	2,150,000

Income Before Taxes	137,000	355,000

Provision for Income Taxes	47,000	85,000
Net Income	$90,000	$270,000

Net Income per Basic Share	$0.04	$0.12
Net Income per Diluted Share	$0.04	$0.12

Weighted Average Shares - Basic	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,283,000
     See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2008	2,283,000	$2,283,000	$20,448,000	$(3,321,000)	$129,000	$19,539,000

Net Income				90,000		90,000
Other Comprehensive Income Unrealized Gains on Securities Available-for-Sale
					193,000	193,000
Total Comprehensive Income						283,000
Share-based Compensation			39,000			39,000

Balance, March 31, 2009	2,283,000	$2,283,000	$20,487,000	$(3,231,000)	$322,000	$19,861,000

See Notes to Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$90,000	$270,000
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
Share-based Compensation	39,000	41,000
Provision for Loan Losses	150,000	100,000
Gains on sale of securities Available-for-Sale	-	(184,000)
Decrease (Increase) in Net Deferred Loan Costs	24,000	(1,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	63,000	58,000
Increase (Decrease) in Accrued Interest Receivable	18,000	(32,000)
(Increase) Decrease in Other Assets	214,000	(44,000)
Increase in Accrued Expenses and Other Liabilities	46,000	7,000

Net Cash Provided by Operating Activities	644,000	215,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Available-for-Sale	-	(7,001,000)
Principal Payments on Mortgage Backed Securities (CMOs) Available-for-Sale	1,420,000	1,436,000
Principal Payments on Mortgage Backed Securities (CMOs) Held-to-Maturity	322,000	-
Proceeds from Maturity (Call) of Investment Securities Available-for-Sale	-	6,789,000
(Purchase) Redemption of Federal Reserve Stock, FHLBB Stock and other bonds	43,000	(25,000)
Loan Originations, net of Principal Repayments	491,000	(4,071,000)
Purchases of Premises and Equipment	(10,000)	(5,000)

Net Cash Provided (Used) by Investing Activities	2,266,000	(2,877,000)

Cash Flows from Financing Activities:
Change in Deposits	5,497,000	(7,288,000)
Advances from FHLBB	9,000,000	12,000,000
Repayment of FHLBB Advances	(8,000,000)	(5,500,000)
Reduction of Federal Funds Purchased	(3,000,000)	-
Decrease of Securities Under Agreement to Repurchase	(1,838,000)	(15,000)

Net Cash Provided (Used) by Financing Activities	1,659,000	(803,000)

Net Change in Cash and Cash Equivalents	4,569,000	(3,465,000)

Cash and Cash Equivalents, Beginning of the Period	4,508,000	8,825,000

Cash and Cash Equivalents, End of the Period	$9,077,000	$5,360,000

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at March 31, 2009, consist of subordinated debentures, including accrued interest, amounting to $7.7 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  The Company has one reportable operating segment.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and did not impact the financial statements because no restricted shares have been issued under the Company’s Equity Incentive Plan.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 is effective for interim periods beginning after March 15, 2009 and is not expected to significantly impact the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 is effective for interim periods beginning after March 15, 2009 and is not expected to significantly impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at March 31, 2009 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due after five years through ten years	$1,891,000	$110,000	$-	$2,001,000
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	4,865,000	228,000	-	5,093,000
Due after ten years	22,975,000	872,000	(711,000)	23,136,000
	$29,731,000	$1,210,000	$(711,000)	$30,230,000
Held-to-maturity:
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	$3,105,000	$55,000	$(36,000)	$3,124,000
Municipal Bonds
Due after five years through ten years	330,000	4,000	-	334,000
Due after ten years	5,042,000	27,000	(148,000)	4,921,000
Other Bonds Due after one year through five years	150,000	-	-	150,000
	$8,627,000	$86,000	$(184,000)	$8,529,000
Total Investment Securities	$38,358,000	$1,296,000	$(895,000)	$38,759,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2008 are as follows:

	Amortized cost	Unrealized		Fair Value
Available-for-sale:		Gains	Losses
Government Sponsored Enterprises Due within one year	$1,888,000	$113,000	$-	$2,001,000
Mortgage-backed Securities (including CMOs)
Due after five years through ten years	5,119,000	100,000	-	5,219,000
Due after ten years	24,125,000	719,000	(750,000)	24,094,000
	$31,132,000	$932,000	$(750,000)	$31,314,000
Held-to-maturity:
Mortgage-backed Securities(including CMOs)
Due after five years through ten years	$3,428,000	$36,000	$(100,000)	$3,364,000
Municipal Bonds
Due within one year	1,103,000	7,000	(1,000)	1,109,000
Due after five years through ten years	4,269,000	23,000	(117,000)	4,175,000
Other Bonds Due after one year through five years	150,000	-	-	150,000
	$8,950,000	$66,000	$(218,000)	$8,798,000

Total Investment Securities	$40,082,000	$998,000	$(968,000)	$40,112,000

LOANS

Major classifications of loans at March 31, 2009 and December 31, 2008 follow:

	March 31	December 31,
	2009	2008
Commercial and Industrial	$49,278,000	$53,389,000
Commercial Real Estate	156,026,000	152,080,000
Residential Real Estate	22,567,000	24,001,000
Consumer	13,965,000	12,926,000
Total loans	241,836,000	242,396,000
Less: Allowance for loan losses	(2,978,000)	(2,873,000)
Total loans, net	$238,858,000	$239,523,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  At March 31, 2009, no loans accruing interest were past due 90 days or more and $3.9 million of loans were on non-accrual status.  Net deferred costs totaled $304,000 and $321,000 at March 31, 2009 and December 31, 2008, respectively.

A summary of changes in the allowance for loan losses for the three-month periods ended March 31, 2009 and 2008 follows:
	2009	2008
Beginning Balance	$2,873,000	$2,844,000
Provision for loan losses	150,000	100,000
Recoveries	23,000	1,000
Less: Loans charged-off	68,000	210,000
Balance as of March 31,	$2,978,000	$2,735,000

5.  STOCK-OPTION PLAN

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

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  The following table depicts the average of the assumptions that were used to estimate the fair value of options that remained outstanding at March 31, 2009.  There were no stock options, or stock awards, granted during the quarter ended March 31, 2009.

Dividend yield	2.36%
Expected volatility	32.71%
Risk free interest rate	3.75%
Expected lives	6.0 years

7.  WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three month periods ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
	March 31,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	-
Weighted-average shares outstanding—Diluted	2,283,000	2,283,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  For the three months ended March 31, 2009 and 2008, options and warrants outstanding totaling 449,000 and 380,000 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

8. LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at March 31, 2009 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$ 1,975,000
Unadvanced Loan Proceeds	9,919,000
Unused lines of credit	17,699,000
Secured commercial lines of credit	31,673,000
Letters of Credit	2,425,000

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2009:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$-	$30,229,000	$-	$30,229,000
Total Assets	$-	$30,229,000	$-	$30,229,000

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2008:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$-	$31,314,000	$-	$31,314,000
Total Assets	$-	$31,314,000	$-	$31,314,000

At March 31, 2009 and December 31, 2008, there were no liabilities valued at fair value.

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2009 and 2008.

				Quarter ended March 31, 2009
	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$2,248,000	$-
Total Assets	$-	$-	$2,248,000	$-

				Quarter ended March 31, 2008
	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$271,000	$44,000
Total Assets	$-	$-	$271,000	$44,000

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.  During the quarter ended March 31, 2009, no loans carried at fair value on a nonrecurring basis were written-down by a charge to the allowance for loan losses compared with $481,000 in loans carried at fair value on a nonrecurring basis written-down by a $210,000 charge to the allowance for loan losses to bring their fair value to $271,000 for the quarter ended March 31, 2008.  During the quarter ended March 31, 2009, one loan, in the amount of $68,000 was charged-off against the allowance for loan losses.

10.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of March 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital

(as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At March 31, 2009, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

(Dollars in Thousands)
	Company		Bank		Minimum	For Bank to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Capital Requirements	under PCA provisions
Leverage Ratio	$25,105	8.44%	$23,875	8.03%	4.00%	5.00%
Tier 1 risk-based ratio	25,105	10.49%	23,875	9.99%	4.00%	6.00%
Total risk-based ratio	29,083	12.16%	26,863	11.24%	8.00%	10.00%

11.  AGREEMENT AND PLAN OF MERGER

On April 29, 2009, the Company and Berkshire Hills Bancorp, Inc. (“Berkshire Hills Bancorp”), the parent company of Berkshire Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Berkshire Hills Bancorp.  Concurrent with the merger, it is expected that the Bank will merge with and into Berkshire Bank.

Under the terms of the Merger Agreement, each outstanding share of Company common stock will be converted into the right to receive 0.3696 shares of Berkshire Hills Bancorp common stock.  Berkshire Hills Bancorp expects to issue approximately 843,874 shares of Berkshire Hills Bancorp common stock, not including any shares issued as a result of the exercise of Company stock options which will be exchanged for Berkshire Hills Bancorp stock options.

The senior management of Berkshire Hills will remain the same following the merger.  At the closing of the merger, Berkshire Hills Bancorp and Berkshire Bank will each expand the size of its board by one member and appoint one member of the Company’s board of directors to its board.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Berkshire Hills Bancorp and the Company.  The merger is currently expected to be completed late in the third quarter of 2009.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CNB Financial Corp. (the “Company”) is the parent of Commonwealth National Bank, N.A. (the “Bank”), a national bank with six full-service branches located in the greater Worcester, Massachusetts area.  The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 of this report and in the Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; competition; and changes in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-K for the year ended December 31, 2008, including in the Risk Factors section of that report, or in its other filings with the SEC.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to the consolidated financial statements of this Form 10-Q.  These policies require significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on pages 14 and 15 of this Form 10-Q regarding the provision and allowance for loan losses.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

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

Overview

The Company recorded net income of $90,000 for the three-month period ended March 31, 2009 compared to $270,000 for the same quarter of 2008.  Diluted earnings per diluted share were $0.04 and $0.12 for the first quarters of 2009 and 2008, respectively.  Excluding the gain on available-for-sale investments in the first quarter of 2008 of $119,000 after-tax, net income for the first quarter ended 2009 decreased $61,000 over the prior year period. This was primarily due to the increase of operating expenses to $201,000, or 9%, and an increase of $50,000, or 50%, in the provision for loan losses. Net interest income increased 9%, or $209,000, compared with the same period in 2008.

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

Net interest income equaled $2.5 million for the three-month period ended March 31, 2009 compared to $2.3 million for the three-month period ended March 31, 2008, an increase of $209,000 or 9%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended March 31, 2009 compared to the three months ended March 31, 2008.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	March 31, 2009			March 31, 2008
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$242,448	$3,575	5.98%	$219,749	$3,754	6.87%
Investments, Fed Funds and Int. Bearing Balances	48,273	551	4.63%	62,143	879	5.69%
Total Interest Earning Assets	290,721	4,126	5.76%	281,892	4,633	6.61%

Allowance for Loan Losses	(2,848)			(2,836)
Cash and Due from Banks	4,189			4,412
Premises and Equipment	2,081			2,350
Other Assets	4,378			2,643
Total Assets	$298,521			$288,461

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$50,277	$53	0.43%	$57,146	$278	1.96%
Time Deposits	122,989	915	3.02%	112,771	1,284	4.58%
Borrowed Funds	68,687	535	3.16%	59,762	599	4.03%
Subordinated Debentures	7,500	70	3.73%	7,500	123	6.49%
Total Interest Bearing Liabilities	249,453	1,573	2.56%	237,179	2,284	3.87%
Demand Deposits	27,580	-	-	27,748	-	-
Total Deposits and Borrowed Funds	277,033	1,573	2.30%	264,927	2,284	3.47%

Other Liabilities	1,790			2,233
Stockholders' Equity	19,698			21,301
Total Liabilities and Stockholders' Equity	$298,521			$288,461
Interest Rate Spread			3.45%			3.14%
Net Interest Income (tax equivalent basis)		$2,553			$2,349
Net Interest Margin			3.56%			3.35%
Less: adjustment of tax exempt income		(30)			(35)
Net Interest Income		$2,523			$2,314

The average balance of interest earning assets was $290.7 million during the three-month period March 31, 2009, a 3% increase compared to the same period of 2008.  The average balance of deposits and borrowed funds was $277.0 million during the three-month period ended March 31, 2009, a 5% increase since the same period of 2008.   Asset yields decreased by 85 basis points and the cost of deposits and borrowed funds declined by 117 basis points causing a 31 basis point improvement in the net interest spread. The Company’s net interest margin climbed to 3.56% for the three months ended March 31, 2009, from the year earlier period’s 3.35%, a 21 basis point increase, as a result of a larger proportion of earning assets invested in loans, the continued lower and more normally sloped interest rate environment and the successful implementation of the Company’s interest rate risk strategies.

The average balance of loans grew by $22.7 million, or 10%, compared to the first quarter of 2008 primarily in commercial real estate loans, which increased by 18%, or $24.5 million, over the same period in 2008.  The average balance of residential real estate and consumer loans increased 8%, or $1.8 million, and 6%, or $1.0 million, respectively.   The average balance of commercial loans declined $4.6 million, or 7%, period to period, averaging

$51.5 million during the quarter.   A portion of the loan growth was funded by reducing the level of the lower-yielding investment securities portfolio.  The yield on the loan portfolio declined by 89 basis points from period to period due to the lower interest rate environment.

The total cost of deposits and borrowed funds declined by 117 basis points comparing the three-month period of 2009 to the same period of 2008 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 156 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates. The average balance of time deposits increased $10.2 million, or 9%, as the Company attracted new balances at lower rates.  The average balances of savings, NOW and money market accounts deceased $6.9 million, or 12%, compared to the first quarter of 2008 and the average cost of these categories decreased by 153 basis points.  Most of the decrease in balances occurred in the higher cost tiered-rate savings account product.  The cost of borrowed funds declined by 87 basis points and the average balance increased by $8.9 million, or 15%, from the 2009 period to the 2008 period as the Company sourced funds at advantageous rates.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 3.73% during the first quarter of 2009 compared to a rate of 6.49% during the corresponding quarter of 2008, a decrease of 276 basis points.

Provision for Loan Losses

The Bank’s provision for loan losses was $150,000 for the first three months of 2009 compared to a $100,000 provision for the same period of 2008.  The increase in the provision for loan losses reflected an increase in non-performing loans, loan growth, particularly in commercial real estate loans, and the continued difficult economic environment, offset by reduced charge-offs.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the first three months of 2009, other income was $115,000, compared to $107,000 (excluding $184,000 in security gains) for the same period of 2008.  Service charges on deposits for the three-month period of 2009 increased by 15%, or $8,000, compared to the same period of 2008 as a result of growth in fee generating deposit accounts.  Loan referral fees declined by $7,000 for the three months ended March 31, 2008 as a result of reduced activity in mortgage lending.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $2.4 million for the first three months of 2009, an increase of 9%, or $201,000, compared to the same period of 2008.  Employee compensation and benefits expense comprised 52% of non-interest expense.  This category increased by $13,000, or 1%, to  $1.2 million due to merit increases and increases in the cost of employee benefit programs.  Occupancy and equipment expenses equaled $362,000 for the period, an increase of 11% compared to the 2008 period as the Company recorded significantly higher costs for weather-related expenses and various maintenance repairs.  Professional fees totaled $275,000, a $97,000, or 55%, increase over the same period in 2008.  Included in professional fees were increased appraisal and legal fees associated with loan workouts and increases in shareholder relations and other associated legal fees, related to the company’s consideration of participation in the United States Department of the Treasury Capital Purchase Program and holding the special meeting of stockholders.  Marketing and public relations fees declined by $16,000, or 20%, compared to the prior year period to $62,000 as a result of fewer advertising placements in the local print, radio and outdoor media and a greater reliance upon more effective direct marketing.  Data processing expense equaled $156,000, an increase of $33,000, or 27%, compared with $123,000 for the same period in 2008 due to increased software maintenance and processing fees attributed to the increased number of deposit and loan accounts maintained on the data processing system.  Other general and administrative expenses increased $37,000, or 16%, in the first three months of 2009 compared to the same period of 2008.  This increase is primarily attributable to a $41,000, or 105%, increase in FDIC insurance expense ($80,000 during the 2009 period compared to $39,000 for the same period of 2008) as a result of increased premiums charged to all banks by the FDIC.  A special insurance premium assessment of 20 basis points has been proposed by the FDIC, which will further increase FDIC premiums in 2009.

Income Taxes

For the three month period ended March 31, 2009, the Company recorded income tax expense of $47,000, equivalent to an effective rate of 34%.  During the same period of 2008, the Company recorded income tax expense of $85,000, equivalent to an effective rate of 24%.  The change in the effective tax rate was attributable to a decrease in the relative level of tax advantaged income (primarily generated by municipal securities) as a percentage of taxable income.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Overview

Total assets were $297.2 million at March 31, 2009, compared to $295.2 million at December 31, 2008, an increase of $2.0 million, or 0.7%.

Loans

The loan portfolio’s decrease of $560,000 (or 0.2%) since December 31, 2008 was primarily due to a 7.7%, or $4.1 million decrease in commercial and industrial (C+I) loans and a $1.4 million, or 6%, decrease in residential real estate loans.  Offsetting these decreases were growth of $3.9 million, or 2.6% in commercial real estate and $1.0 million, or 8% in consumer loans.

The allowance for loan losses increased by $105,000 during the quarter and equaled $3.0 million at March 31, 2009 due to a $150,000 provision for loan losses, offset by $45,000 in net charge-offs.  $68,000 of loans was charged-off and recoveries totaled $23,000 for the quarter.  During the same period of 2008, one loan was charged-off for $210,000, no recoveries were recorded and $100,000 was provided to the reserve.  At March 31, 2009, the allowance for loan losses equaled 1.23% of total loans versus 1.19% at December 31, 2008.  Non-performing loans at March 31, 2009 were $3.9 million (1.6% of loans) compared to $3.4 million (1.4% of loans) at December 31, 2008. The increase in non-performing loans was primarily a result of the continued difficult economic climate.  Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At March 31, 2009, this reserve equaled $61,000.

Investment Securities

Investment securities available-for-sale are carried at estimated fair value and totaled $30.2 million at March 31, 2009, a decrease of $1.1 million, or 3%, from December 31, 2008 due to normal amortization of principal and significant prepayments of principal on various mortgage-backed securities.  Investment securities classified as held-to-maturity were $8.6 million at March 31, 2009, a decrease of $323,000, or 4%, from December 31, 2008, also as a result of normal amortization.

Short-term Investments

Cash and cash equivalents increased by $4.5 million since December 31, 2008 and equaled $9.1 million at March 31, 2009.  The increase was caused by an increase in overnight federal funds sold, which equaled $4.8 million at March 31, 2009 compared to $215,000 at December 31, 2008 with the proceeds from deposit growth and the maturation of securities.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Total deposits increased to $202 million at March 31, 2009, a $5.5 million (or 3%) increase since December 31, 2008. The growth in deposits during the first three months of 2009 was used to support asset growth and to offset declines in borrowed funds since December 31, 2008.  The deposit increases occurred in demand deposits ($1.3 million increase), savings ($953,000 increase) and certificates of deposit ($3.8 million increase).  Personal and commercial money markets and NOW accounts decreased $486,000.

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

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first three months of 2009, the aggregate of these items decreased by $3.8 million, or 5.5%.  Advances from the Federal Home Loan Bank of Boston increased by $1.0 million, yet overnight federal funds purchased declined by $3.0 million and overnight repurchase agreements issued in conjunction with the customer cash management sweep product declined by $1.9 million.

Stockholders’ Equity

Stockholders’ equity at March 31, 2009 was $19.9 million, an increase of $323,000 from December 31, 2008.  The increase was due to year-to-date earnings of $90,000, the $39,000 impact of the accounting treatment for share-based compensation and the $193,000 (net of taxes) increase in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $322,000, net of taxes.  Book value per basic and diluted share at March 31, 2009 was $8.70, compared to the $8.56 at December 31, 2008.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $9.1 million, including overnight federal funds sold of $4.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.2 million at March 31, 2009.  In addition, at March 31, 2009, the Company had the ability to borrow an additional $23.2 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased lines of credit.

At March 31, 2009, the Company had $11.9 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $49.4 million in unused and secured lines of credit.  Certificates of deposit due within one year of March 31, 2009 totaled $108.5 million, or 54% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of March 31, 2009, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 8.44% and 8.03%, respectively.  The Company’s Tier 1 and Total Risk Based Capital ratios were 10.49% and 12.16%, respectively.  The Bank’s Tier 1 and Total Risk Based Capital ratios were 9.99% and 11.24%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At March 31, 2009, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4T - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(c) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the fiscal quarter covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 – Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to Vote of Security Holders

On February 5, 2009, the Company held a special meeting of stockholders to consider and act upon the following:

1.           Amending the Company’s articles of organization to authorize the issuance of up to one million (1,000,000) shares of preferred stock; and

2.           Granting to the Company’s management the authority to adjourn, postpone or continue the special meeting of stockholders.

Question #1 was approved by votes of 1,624,772 in favor, 30,925 against and 15,256 abstentions.  Question #2 was approved by votes of 1,605,892 in favor, 49,811 against and 15,250 abstentions.  There were no broker non-votes.

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Organization(1)
3.2	Amendment to Articles of Organization(2)
3.3	Bylaws(1)
4.1	Common Stock Certificate(3)
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of William M. Mahoney
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of William M. Mahoney
(1)	Incorporated by reference in this document to the Form 8-K12G3 filed with the Securities and Exchange Commission on December 19, 2005.
(2)	Incorporated by reference in this document to the Form 10-K for the year ended December 31, 2008.
(3)	Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORP.

Date: May 13, 2009	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: May 13, 2009	By: /s/ William M. Mahoney
William M. Mahoney
Treasurer & Chief Financial Officer