Form 10-Q
period 2009-06-30
CNB Financial Corp.
filed 2009-08-10
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ] No [X]

At August 10, 2009, the registrant had 2,285,033 shares of common stock, $1.00 par value, issued and outstanding.

PART II – OTHER INFORMATION

Item 1-	Legal Proceedings	24

Item 1A-	Risk Factors	24

Item 2-	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3-	Defaults Upon Senior Securities	24

Item 4-	Submission of Matters to a Vote of Security Holders	24

Item 5-	Other Information	25

Item 6-	Exhibits	25

Signatures
		26

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Unaudited)

ASSETS	June 30,	December 31,
	2009	2008
Cash and Cash Equivalents	$4,854,000	$4,508,000
Investment Securities Available-for-Sale	26,185,000	31,314,000
Investment Securities Held-to-Maturity, (fair value of $8,200,000 as of June 30, 2009 and $8,798,000 as of December 31, 2008)	8,251,000	8,950,000
Federal Reserve Bank Stock	743,000	786,000
Federal Home Loan Bank Stock	3,143,000	3,143,000

Loans	241,111,000	242,396,000
Less: Allowance for Loan Losses	(3,132,000)	(2,873,000)
Loans, Net	237,979,000	239,523,000

Premises and Equipment, Net	1,974,000	2,107,000
Accrued Interest Receivable	881,000	977,000
Deferred Tax Asset	1,939,000	2,132,000
Other Real Estate Owned	879,000	879,000
Prepaid Expenses and Other Assets	612,000	840,000
	$287,440,000	$295,159,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-Interest bearing deposits	$26,064,000	$26,904,000
Interest-bearing deposits	160,355,000	169,661,000
Total Deposits	186,419,000	196,565,000
Federal Home Loan Bank Advances	62,650,000	55,650,000
Federal Funds Purchased	-	3,000,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	8,926,000	11,035,000
Accrued Expenses and Other Liabilities	1,684,000	1,638,000
Total Liabilities:	267,411,000	275,620,000

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred Stock Par Value: $1.00 Shares Authorized: 1,000,000 as of June 30, 2009 and zero as of December 31, 2008; zero issued or outstanding as of June 30, 2009 and December 31, 2008 Common Stock
Par Value: $1.00
Shares Authorized: 10,000,000 as of June 30, 2009 and December 31, 2008
Issued and Outstanding: 2,283,000 as of June 30,2009 and December 31, 2008	2,283,000	2,283,000
Additional Paid-in Capital	20,526,000	20,448,000
Accumulated Deficit	(3,210,000)	(3,321,000)
Accumulated Other Comprehensive Income	430,000	129,000
Total Stockholders' Equity	20,029,000	19,539,000
	$287,440,000	$295,159,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and Fees on Loans	$3,646,000	$3,612,000	$7,222,000	$7,367,000
Interest and Dividends on Investments	475,000	784,000	996,000	1,627,000
Total Interest and Dividend Income	4,121,000	4,396,000	8,218,000	8,994,000

Interest Expense:
Deposits	843,000	1,255,000	1,810,000	2,816,000
Borrowings	590,000	703,000	1,195,000	1,426,000
Total Interest Expense	1,433,000	1,958,000	3,005,000	4,242,000

Net Interest Income	2,688,000	2,438,000	5,213,000	4,752,000

Provision for Loan Losses	150,000	184,000	300,000	284,000

Net Interest Income, After Provision for Loan Losses	2,538,000	2,254,000	4,913,000	4,468,000

Other Income:
Fees on Deposit Accounts	61,000	59,000	121,000	111,000
Loan Related Fees	30,000	26,000	52,000	55,000
Other	37,000	47,000	70,000	73,000
Security Gains (net of losses)	108,000	-	108,000	184,000
Total Other Income	236,000	132,000	351,000	423,000
Operating Expense: Employee Compensation and Benefits
	1,199,000	1,218,000	2,427,000	2,434,000
Occupancy and Equipment	331,000	320,000	693,000	646,000
Professional Fees	240,000	289,000	466,000	467,000
Merger Related Professional Fees	305,000	-	355,000	-
Marketing and Public Relations	13,000	4,000	75,000	81,000
Data Processing Expense	156,000	132,000	312,000	254,000
FDIC Insurance and Special Assessment	302,000	39,000	382,000	78,000
Other General and Administrative Expenses	200,000	200,000	389,000	392,000
Total Operating Expense	2,746,000	2,202,000	5,099,000	4,352,000

Income Before Taxes	28,000	184,000	165,000	539,000

Provision for Income Taxes	8,000	47,000	54,000	132,000
Net Income	$20,000	$137,000	$111,000	$407,000

Net Income per Basic Share	$0.01	$0.06	$0.05	$0.18
Net Income per Diluted Share	$0.01	$0.06	$0.05	$0.18

Weighted Average Shares - Basic	2,283,000	2,283,000	2,283,000	2,283,000
Weighted Average Shares - Diluted	2,283,000	2,283,000	2,283,000	2,283,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock				Accumulated Other
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss) net of taxes	Total
Balance, December 31, 2008	2,283,000	$2,283,000	$20,448,000	$(3,321,000)	$129,000	$19,539,000

Net Income				111,000		111,000
Other Comprehensive Income Unrealized Gains (Losses) on Securities Available-for-Sale, net of reclassification for $108,000 realized gain and deferred taxes
					301,000	301,000
Total Comprehensive income						412,000
Share-based Compensation			78,000			78,000

Balance, June 30, 2009	2,283,000	$2,283,000	$20,526,000	$(3,210,000)	$430,000	$20,029,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$111,000	$407,000
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
Share-based Compensation	78,000	75,000
Provision for Loan Losses	300,000	284,000
Gains on sale of securities Available-for-Sale	(108,000)	(184,000)
Increase in Net Deferred Loan Costs	29,000	(6,000)
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	130,000	120,000
Decrease in Accrued Interest Receivable	96,000	18,000
Decrease in Other Assets	228,000	23,000
Increase (Decrease) in Accrued Expenses and Other Liabilities	46,000	(527,000)
Net Cash Provided by Operating Activities	910,000	210,000

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	-	(50,000)
Purchase of Investment Securities Available-for-Sale	-	(7,001,000)
Principal Payments on Mortgage Backed Securities (CMOs)	4,463,000	2,895,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	-	2,000,000
Proceeds from Maturity, Sale or Call of Investment Securities Available-for-Sale	2,000,000	8,789,000
Repayment (Purchase) of Federal Reserve Stock, FHLBB Stock and other bonds	43,000	(116,000)
Loan Originations, net of Principal Repayments	1,215,000	(12,165,000)
Purchases of Premises and Equipment	(30,000)	(23,000)
Net Cash Provided (Used) by Investing Activities	7,691,000	(5,671,000)
Cash Flows from Financing Activities: (Decrease) Increase in Deposits
	(10,146,000)	13,115,000
Advances from FHLBB	32,500,000	28,900,000
Repayment of FHLBB Advances	(25,500,000)	(17,000,000)
Reduction of Federal Funds Purchased	(3,000,000)	-
(Decrease) Increase of Securities Under Agreement to Repurchase	(2,109,000)	1,243,000
Net Cash (Used) Provided by Financing Activities	(8,255,000)	26,258,000

Net Change in Cash and Cash Equivalents	346,000	20,797,000
Cash and Cash Equivalents, Beginning of the Period	4,508,000	8,825,000
Cash and Cash Equivalents, End of the Period	$4,854,000	$29,622,000

Supplemental Disclosure of Cash Flow Information

Interest Paid	$3,248,000	$4,866,000
Taxes Paid	$62,000	$27,000
Transfer of Loans to OREO	$-	$879,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at June 30, 2009, consist of subordinated debentures, including accrued interest amounting to $7.7 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  Commonwealth National Bank Statutory Trust I is an unconsolidated special purpose subsidiary of the Company that was formed to facilitate the issuance of trust preferred securities to the public.  The Company has one reportable operating segment.  The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through August 10, 2009, the date the consolidated financials were issued.

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

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and had no effect on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS No 166”). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This pronouncement will have no impact on the Company’s financial statements. However, all future references to authoritative accounting literature will be references in accordance with SFAS 168.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 is effective for interim periods beginning after March 15, 2009.  The Company adopted FAS 157-4 as of April 1, 2009 and the adoption did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and 124-2 (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 is effective for interim periods beginning after March 15, 2009.  The Company adopted FAS 115-2 and FAS124-2 as of April 1, 2009 and the adoption did not significantly impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  The Company adopted FSP 107-1 and APB 28-1 as of April 1, 2009 and the required disclosures are in Note 9.

4.      INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at June 30, 2009 are as follows:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
Debt securities:
GSE mortgage-backed	$20,392,000	$1,012,000	$(2,000)	$21,402,000
Private Issue mortgage-backed securities	5,117,000	-	(334,000)	4,783,000
	$25,509,000	$1,012,000	$(336,000)	$26,185,000

Securities Held-to-Maturity:
Debt securities:
Municipal	$5,372,000	$47,000	$(111,000)	$5,308,000
GSE mortgage-backed	1,775,000	62,000	-	1,837,000
Private Issue mortgage-backed securities	954,000		(49,000)	905,000
Other bonds and obligations	150,000	-		150,000
	$8,251,000	$109,000	$(160,000)	$8,200,000

Total Investment Securities	$33,760,000	$1,121,000	$(496,000)	$34,385,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2008 are as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
Debt securities:
Government–sponsored enterprises (GSE)	$1,888,000	$113,000	$-	$2,001,000
GSE mortgage-backed	23,329,000	819,000	(48,000)	24,100,000
Private Issue mortgage-backed securities	5,915,000	-	(702,000)	5,213,000
	$31,132,000	$932,000	$(750,000)	$31,314,000

Securities Held-to-Maturity:
Debt securities:
Municipal	$5,372,000	$30,000	$(118,000)	$5,284,000
GSE mortgage-backed	2,121,000	36,000	-	2,157,000
Private Issue mortgage-backed securities	1,307,000		(100,000)	1,207,000
Other bonds and obligations	150,000	-		150,000
	$8,950,000	$66,000	$(218,000)	$8,798,000

Total Investment Securities	$40,082,000	$998,000	$(968,000)	$40,112,000

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2009 is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage backed securities amortize monthly.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	Value	cost	Value
Over 1 year to 5 years	$-	$-	$150	$150
Over 5 years to 10 years	-	-	330	333
Over 10 years	-	-	5,042	4,975
Total bonds and obligations	-	-	5,522	5,458

Mortgage-backed	25,509	26,185	2,729	2,742

Total debt securities	$25,509	$26,185	$8,251	$8,200

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at June 30, 2009 and December 31, 2008.

June 30, 2009

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

GSE mortgage-backed	$367	$(2)	$-	$-	$367	$(2)
Private issue mortgage- backed securities	2,221	(73)	3,468	(310)	5,689	(383)
Municipals	1,778	(19)	1,391	(92)	3,169	(111)

Total Temporarily Impaired Securities	$4,366	$(94)	$4,859	$(402)	$9,225	$(496)

December 31, 2008

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

GSE mortgage-backed	$1,254	$(48)	$-	$-	$1,254	$(48)
Private issue mortgage- backed securities	4,097	(478)	2,323	(324)	6,420	(802)
Municipals	2,791	(117)	298	(1)	3,089	(118)

Total Temporarily Impaired Securities	$8,142	$(643)	$2,621	$(325)	$10,763	$(968)

The following table shows the number and percentage of depreciation of investment securities in a loss position as of June 30, 2009.

	Number of Securities	Amortized Cost	Gross Unrealized Losses	% of Depreciation
GSE mortgage-backed	1	$369,000	$(2,000)	0.5%
Private issue mortgage- backed securities	4	6,072,000	(383,000)	6.3%
Municipals	12	3,280,000	(111,000)	3.4%
	17	$9,721,000	$(496,000)	5.1%

The unrealized losses on the Company’s investment in municipal bonds and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were generally caused by interest rate changes. These investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not have the intent to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) a general lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts.  The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment.   At June 30, 2009, one of these securities with book value $1,524,000 and fair value $1,361,000 had a long-term credit rating of Ba1, which is one level below investment grade, and all other securities were investment grade.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments based on the current credit statistics of the underlying collateral and the level of credit support available to absorb losses.  Management monitors these securities quarterly and performs individual impairment testing on securities with adverse agency ratings and significant unrealized losses. Therefore, it is expected that the bonds would not be ultimately settled at a price less than the par value of the investment.  Because the Company does not have the intent to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

During the first half of 2009, the Company had one available-for-sale investment security, which was originally purchased at a discount, called at par resulting in proceeds of $2.0 million and a gain of $108,000.  During the six months ended June 30, 2008, the Company sold two available-for-sale investment securities resulting in proceeds of $3.8 million and gains of $184,000.

5.  LOANS

Major classifications of loans at June 30, 2009 and December 31, 2008 follow:

	June 30,	December 31,
	2009	2008
Commercial and Industrial	$50,122,000	$53,389,000
Commercial Real Estate	151,555,000	152,080,000
Residential Real Estate	23,391,000	24,001,000
Consumer	16,043,000	12,926,000
Total loans	241,111,000	242,396,000
Less: Allowance for Loan Losses	(3,132,000)	(2,873,000)
Total loans, net	$237,979,000	$239,523,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  Net deferred costs totaled $299,000 and $321,000 at June 30, 2009 and December 31, 2008, respectively.

The Company grants commercial and residential mortgages, construction loans and commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.  Commercial real estate, including commercial construction loans, represents 64% of the total loan portfolio at June 30, 2009.

A summary of changes in the allowance for loan losses for the six-month periods ended June 30, 2009 and 2008 follows:
	2009	2008
Balance, Beginning of Year	$2,873,000	$2,844,000
Provision for loan losses	300,000	284,000
Recoveries	26,000	1,000
Less: Loans charged-off	(68,000)	(212,000)
Balance as of June 30,	$3,132,000	$2,917,000

As of June 30, 2009 and December 31, 2008, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	June 30, 2009		December 31, 2008
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans:
Valuation Allowance Required	$1,817,000	$120,000	$166,000	$18,000
No Valuation Allowance Required	1,334,000	-	3,312,000	-
	$3,151,000	$120,000	$3,478,000	$18,000

The valuation allowance on impaired loans is included in the allowance for loan losses on the consolidated balance sheets.  At June 30, 2009 and December 31, 2008, no loans accruing interest were past due 90 days or more and $3.2 million and $3.5 million, respectively, of loans were on non-accrual status.

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

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  There were no stock options or stock awards granted during the six months ended June 30, 2009.

7.      WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and six month periods ended June 30, 2009 and 2008 is presented below:

	Three Months Ended June 30,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	-

Weighted-average shares outstanding—Diluted	2,283,000	2,283,000

	Six Months Ended June 30,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,283,000	2,283,000
Dilutive securities	-	-

Weighted-average shares outstanding—Diluted	2,283,000	2,283,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive.  Stock options and warrants totaling 449,000 and 380,000 were excluded from the diluted earnings per share calculation at June 30, 2009 and 2008 respectively, as their effect would have been anitdilutive.

8. LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at June 30, 2009 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$5,826,000
Unadvanced Loan Proceeds	10,038,000
Unused lines of credit	16,778,000
Secured commercial lines of credit	33,792,000
Letters of Credit	2,386,000

9. FAIR VALUES OF ASSETS AND LIABILITIES

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

Investment Securities – The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Government and federal agency securities.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.  These securities include government-sponsored enterprise obligations, FHLMC and FNMA bonds, corporate bonds and mortgage-backed securities.  The fair value of Federal Home Loan Bank of Boston stock and the Federal Reserve Bank of Boston stock are equal to cost, since there is no market for these instruments and they are redeemable at par.  There is currently a moratorium on the redemption of Federal Home Loan Bank of Boston stock.

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

Short-term borrowings – For short-term borrowings maturing within ninety days, carrying values approximate to fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

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

Commitments to Extend Credit and Commercial and Standby Letters of Credit- The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties.  The fair value of these fees at June 30, 2009 and December 31, 2008 was immaterial to the consolidated financial statements as a whole.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2009:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available-for-sale	$-	$26,185,000	$-	$26,185,000
Total Assets	$-	$26,185,000	$-	$26,185,000

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2008:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$-	$31,314,000	$-	$31,314,000
Total Assets	$-	$31,314,000	$-	$31,314,000

At June 30, 2009 and December 31, 2008, there were no liabilities valued at fair value.

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2009 and 2008.

				Three months ended June 30, 2009	Six-months ended June 30, 2009
	Level 1	Level 2	Level 3	Total Gains/(Losses)	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$2,020,000	$-	$-
Total Assets	$-	$-	$2,020,000	$-	$-

				Three months ended June 30, 2008	Six-months ended June 30, 2008
	Level 1	Level 2	Level 3	Total Gains/(Losses)	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$271,000	$-	$ (44,000)
Total Assets	$-	$-	$271,000	$-	$ (44,000)

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.  During the six months ended June 30, 2009, no loans were adjusted to fair value.

Summary of Fair Values of Financial Instruments

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.
	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$4,854	$4,854	$4,508	$4,508
Securities Available-for-Sale	26,185	26,185	31,314	31,314
Securities Held-to-Maturity	8,251	8,200	8,950	8,798
Federal Reserve Bank Stock	743	743	786	786
Federal Home Loan Bank Stock	3,143	3,143	3,143	3,143
Loans, Net	237,979	239,556	239,523	240,642
Accrued Interest Receivable	881	881	977	977

Financial Liabilities
Deposits:
Demand Deposits	26,064	26,064	26,904	26,155
Savings and NOW Accounts	55,210	55,210	49,788	48,728
Certificates of Deposit	105,145	105,973	119,873	120,790
Federal Home Loan Bank of Boston Advances	62,650	64,912	55,650	56,788
Federal Funds Purchased	-	-	3,000	3,000
Securities Under Agreements to Repurchase	8,926	8,926	11,035	11,035
Subordinated Debentures	7,732	7,732	7,732	7,732
Accrued Interest Payable	544	544	795	795

10.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of June 30, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At June 30, 2009, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

June 30, 2009:

(Dollars in Thousands)	Company		Bank		Minimum Capital	For Bank to be “Well Capitalized” under PCA
	Amount	Ratio	Amount	Ratio	Requirements	provisions
Leverage Ratio	$24,891	8.55%	$23,994	8.25%	4.00%	5.00%
Tier 1 risk-based ratio	24,891	10.59%	23,994	10.22%	4.00%	6.00%
Total risk-based ratio	29,097	12.38%	26,931	11.47%	8.00%	10.00%

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	June 30, 2009
	Consolidated	Bank

Total Stockholders' Equity	$20,029	$20,029
Adjustments for Tier 1 capital:
Holding company equity adjustment		5,334
Net unrealized (gains) on available-for-sale securities, net of tax	(430)	(430)
Allowable subordinated debt	6,231	-
Disallowed deferred tax asset	(939)	(939)
Total Tier 1	24,891	23,994

Adjustments for total capital:
Excess subordinated debt	1,269	-
Includable allowances for loan and commitment losses	2,937	2,937
Total Capital for Regulatory Reporting	$29,097	$26,931

11.  AGREEMENT AND PLAN OF MERGER

On June 25, 2009, the Company and United Financial Bancorp, Inc., the parent company of United Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into United Financial Bancorp, Inc.  Concurrent with the merger, it is expected that Commonwealth National Bank will merge with and into United Bank.

Under the terms of the Merger Agreement, the Company’s shareholders will have the opportunity to elect to receive either: (1) $10.75 per share in cash for each Company share; (2) 0.8257 United Financial shares for each Company share; or (3) a combination of United Financial common stock and cash, provided that the total cash consideration paid by United Financial Bancorp to shareholders of the Company equals 50% of the total merger consideration.  All Company shareholder elections will be subject to the allocation and proration procedures set forth in the Merger Agreement.

In connection with the Company’s determination to enter into the Merger Agreement, on June 25, 2009, Berkshire Hills Bancorp, Inc. and the Company mutually agreed to terminate the Agreement and Plan of Merger between Berkshire Hills Bancorp, Inc. and the Company (the “Berkshire Merger Agreement”).  In accordance with the terms of the Berkshire Merger Agreement, Berkshire Hills Bancorp was paid a termination fee of $970,000.  Under the terms of the Merger Agreement, the termination fee was paid by United Financial Bancorp.

The merger agreement requires CNB Financial Corp. to pay United Financial Bancorp a fee of $1,227,000 if the merger agreement is terminated in certain circumstances that involve a competing offer.  If circumstances exist requiring a termination fee to be paid to United Financial Bancorp or if United Financial Bancorp is unable to obtain regulatory approval for reason primarily attributable to CNB Financial Corp., then CNB Financial Corp. will reimburse United Financial Bancorp for its payment to Berkshire Hills Bancorp of a $970,000 termination fee.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company, and is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for United Financial Bancorp, Inc. shares on a tax free basis.  The merger is currently expected to be completed in the fourth quarter of 2009.

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

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements that are subject to numerous assumptions, risks and uncertainties.  These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; competition; and changes in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-K for the year ended December 31, 2008, included in the Risk Factors section of that report, or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 3 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to the consolidated financial statements of this Form 10-Q.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.  Additional information is contained on pages 21 and 22 of this Form 10-Q regarding the provision and allowance for loan losses.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

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

Overview

The Company recorded net income of $20,000 for the three-month period ended June 30, 2009, an 85% decrease compared to $137,000 for the same quarter of 2008.  Diluted earnings per diluted share were $0.01 and $0.06 for the second quarters of 2009 and 2008, respectively.  Year-to-date net income equaled $111,000 for the 2009 period, a 73% decrease compared to $407,000 for the 2008 period.  Diluted earnings per diluted share were $0.05 and $0.18 for the six-month periods ending June 30, 2009 and 2008, respectively.  The decrease in net income was predominantly due to increased professional fees relating to the pending merger as well as an increase in the FDIC insurance premium expense and the FDIC special assessment.  The special assessment is due in September 2009, but was required to be fully accrued by June 30, 2009.  Net interest income increased 10%, or $250,000, comparing the second quarter of 2009 to the second quarter of 2008 and increased 10%, or $461,000, comparing the year-to-date periods.  The Company recorded a gain on a call of available-for-sale investments during the second quarter of 2009 of $108,000, compared with a gain on sale of available-for-sale investments of $184,000 during the first six months of 2008.

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

Net interest income equaled $2,688,000 for the three-month period ended June 30, 2009 compared to $2,438,000 for the three-month period ended June 30, 2008, an increase of $250,000, or 10%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the three-month period ended June 30, 2009 compared to the three months ended June 30, 2008.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2009 and 2008

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	June 30, 2009			June 30, 2008
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$241,968	$3,646	6.04%	$222,823	$3,612	6.52%
Investments, Fed Funds and Int. Bearing Balances	42,280	505	4.79%	65,633	821	5.03%
Total Interest Earning Assets	284,248	4,151	5.86%	288,456	4,433	6.18%

Allowance for Loan Losses	(2,983)			(2,736)
Cash and Due from Banks	4,256			5,280
Premises and Equipment	2,018			2,273
Other Assets	4,374			3,286
Total Assets	$291,913			$296,559

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$49,390	50	0.41%	$55,400	179	1.30%
Time Deposits	118,070	793	2.69%	114,205	1,076	3.79%
Borrowed Funds	67,425	532	3.16%	68,140	615	3.63%
Subordinated Debentures	7,500	58	3.06%	7,500	88	4.64%
Total Interest Bearing Liabilities	242,385	1,433	2.37%	245,245	1,958	3.21%
Demand Deposits	28,062			27,013
Total Deposits and Borrowed Funds	270,447	1,433	2.13%	272,258	1,958	2.89%

Other Liabilities	1,488			2,781
Stockholders' Equity	19,978			21,520
Total Liabilities and Stockholders' Equity	$291,913			$296,559
Interest Rate Spread			3.73%			3.29%
Net Interest Income (Tax Equivalent Basis)		2,718			2,475
Net Interest Margin			3.84%			3.45%
Less: Adjustment of Tax Exempt Income		(30)			(37)
Net Interest Income		$2,688			$2,438

Earning assets averaged $284.2 million during the three-month period ended June 30, 2009, a 1% decrease compared to the same period of 2008, primarily due to decreases in the investment portfolio.  Total deposits and borrowed funds averaged $270.4 million during the three-month period ended June 30, 2009, a 1% decrease compared to the same period of 2008, primarily due to a reduction in savings accounts and borrowed funds, offset by an increase in the average balances of certificates of deposit, NOW and money market and demand deposits.  Asset yields decreased by 32 basis points and the cost of deposits and borrowed funds declined by 76 basis points causing a 44 basis point improvement in the net interest spread. The Company’s net interest margin for the three months ended June 30, 2009 is 3.84% compared with same period in 2008 of 3.45%, an increase of 39 basis points.  This increase in net interest margin is a result of a larger proportion of earning assets invested in loans, the continued lower and more normally sloped interest rate environment and the successful implementation of the Company’s interest rate risk strategies.

The average balance of loans grew by $19.1 million, or 9%, compared to the second quarter of 2008 primarily in commercial real estate loans, which increased by 15%, or $19.7 million, over the same period in 2008.  The average balance of residential real estate and consumer loans increased 7%, or $1.5 million, and 18%, or $2.3 million, respectively.   The average balance of commercial loans declined $6.0 million, or 11%, period to period.

A portion of the loan growth was funded by reducing the level of the lower-yielding investment securities portfolio.  The yield on the loan portfolio declined by 48 basis points from period to period due to the lower interest rate environment.

The total cost of deposits and borrowed funds declined by 76 basis points comparing the three-month period ended June 30, 2009 to the same period of 2008 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The average balance of time deposits increased to $118.1 million, or 3%, and the rate on time deposits decreased by 110 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates.  The average balance of NOW and money market accounts increased by $1.7 million, or 8%, compared to the second quarter of 2008 and their average cost decreased by 42 basis points.  The average balance of savings accounts declined $7.7 million, or 22%, compared to the second quarter of 2008 and their average cost decreased by 113 basis points.  The borrowed funds average balance decreased by $715,000, or 1%, and their cost declined by 47 basis points from the 2008 period to the 2009 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 3.06% during the second quarter of 2009 compared to a rate of 4.64% during the corresponding quarter of 2008, a decline of 158 basis points.  Compared to the same quarter of 2008, total deposits and borrowed funds decreased by $1.8 million, or 1%, and their total cost has declined by 76 basis points to an average rate of 2.13% for the second quarter of 2009.  The resulting net interest margin has improved to 3.84% for the 2009 period compared to 3.45% for the same period of 2008, an increase of 39 basis points.

The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the six-month period ended June 30, 2009 compared to the six months ended June 30, 2008.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2009			June 30, 2008
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$242,206	$7,222	6.01%	$221,286	$7,367	6.69%
Investments, Fed Funds and Int. Bearing Balances	45,260	1,055	4.70%	63,888	1,696	5.34%
Total Interest Earning Assets	287,466	8,277	5.81%	285,174	9,063	6.39%

Allowance for Loan Losses	(2,916)			(2,786)
Cash and Due from Banks	4,223			4,846
Premises and Equipment	2,049			2,312
Other Assets	4,376			2,964
Total Assets	$295,198			$292,510

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$49,831	102	0.41%	$56,273	457	1.63%
Time Deposits	120,516	1,708	2.86%	113,488	2,359	4.18%
Borrowed Funds	68,052	1,067	3.16%	63,951	1,215	3.82%
Subordinated Debentures	7,500	128	3.39%	7,500	211	5.66%
Total Interest Bearing Liabilities	245,899	3,005	2.46%	241,212	4,242	3.54%
Demand Deposits	27,822			27,380
Total Deposits and Borrowed Funds	273,721	3,005	2.21%	268,592	4,242	3.18%

Other Liabilities	1,654			2,508
Stockholders' Equity	19,823			21,410
Total Liabilities and Stockholders' Equity	$295,198			$292,510
Interest Rate Spread			3.59%			3.21%
Net Interest Income (Tax Equivalent Basis)		5,272			4,821
Net Interest Margin			3.70%			3.40%
Less: Adjustment of Tax Exempt Income		(59)			(69)
Net Interest Income		$5,213			$4,752

Earning assets averaged $287.5 million during the six-month period ended June 30, 2009, a 1% increase compared to the same period of 2008, due to loan growth offset by a reduction of the investment portfolio.  Total deposits and borrowed funds averaged $273.7 million during the six-month period ended June 30, 2009, a 2% increase since the same period of 2008, primarily due to growth in time deposits offset by decreases in savings.  Asset yields decreased by 58 basis points and the cost of deposits and borrowed funds declined by 97 basis points causing a 38 basis point improvement in the net interest spread.  The Company’s net interest margin climbed to 3.70% for the six months ended June 30, 2009, from the year earlier 3.40% as a result of a larger proportion of earning assets invested in loans, the continued lower and more normally sloped interest rate environment and the successful implementation of the Company’s interest rate risk strategies.

The average balance of loans grew by $20.9 million, or 10%, compared to the first half of 2008.  The yield on the loan portfolio declined by 68 basis points from period to period as the portfolio reacted to the lower interest rate environment.  The growth in loans was primarily in commercial real estate, which increased 16%, or $21.1 million, compared with the same quarter in 2008.   The average balance of consumer and residential loans also increased by $1.4 million, or 12%, and $1.7million, or 8%, respectively, during the year-to-date period ended June 30, 2009 compared with the same period in 2008.  The average balance of commercial loans declined $5.1 million, or 9%, period to period, to $50.9 million during the six-month period ended June, 30, 2009.  An average $3.3 million of loans were in non-accrual status during the period compared to $1.5 million during the same period of 2008.

The total cost of deposits and borrowed funds declined by 97 basis points comparing the six-month period of 2009 to the same period of 2008 as a result of lower market interest rates and a change in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 132 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates.  The average balance of time deposits increased by $7.0 million, or 6%, in the six months ended June 30, 2009 compared to the first half of 2008.  The average balance of NOW and money market accounts increased by $1.3 million, or 6%, compared to the first half of 2008.  The savings account average balance decreased $7.8 million, or 22%, from the year earlier period.  Most of the decrease in balances occurred in the higher cost tiered-rate savings account product.  The cost of borrowed funds declined by 66 basis points and the average balance increased by $4.1 million, or 6%, from the 2008 period to the 2009 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 3.49% during the first half of 2009 compared to a rate of 5.66% during the corresponding period of 2008.  Compared to the same period of 2008, total deposits and borrowed funds increased by $5.1 million, or 2%, and their total cost declined by 97 basis points to an average rate of 2.21% for the first half of 2009.  The resulting net interest margin improved to 3.70% for the 2009 period compared to 3.40% for the same period of 2008, an increase of 30 basis points.

Provision for Loan Losses

The provision for loan losses was $150,000 during the quarter ending June 30, 2009 compared to a provision of $184,000 for the second quarter 2008.   The provision for loan losses was $300,000 for 2009 year-to-date compared to a $284,000 provision for the first half of 2008.  The provision increased in 2009 primarily due to an increase in non-performing loans, net charge-offs of $42,000, continued loan growth, and the current economic climate.  During the same period of 2008 net charge-offs equaled $211,000.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the probable losses in the loan portfolio, determines the necessary level of the allowance for loan losses.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the second quarter of 2009, other income (excluding security gains) decreased by 3% to $128,000, compared to $132,000 for the same period of 2008.  For the first half of 2009, other income (excluding security gains) increased by 2% to $243,000, compared to $239,000 for the same period of 2008.  Increased amounts of other income recorded during the second quarter and the first half of 2009 compared to 2008 were the result of increased fees on deposit accounts partially offset by a reduction in loan related and other fees.  Additionally, during the first half of 2009, the Company recorded a $108,000 pre-tax gain on the call of available-for-sale investments compared with a $184,000 gain on the sale of available-for-sale investments during the corresponding period of 2008.  The gain recorded during the 2009 period was the result of the call at par on a U.S. Agency investment security purchased at a deep discount.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $5.1 million for the first six months of 2009, an increase of 17%, or $747,000, compared to the same period of 2008.   This increase is mainly due to increases in professional fees and FDIC insurance premium costs.  Professional fees for the first six months of 2009 totaled $466,000, compared to $467,000 during the same period of 2008.  During the quarter ended and year-to-date ended June 30, 2009, professional fees relating to merger analysis was $305,000 and $355,000, respectively.  There were no merger related expenses during the same periods in 2008.  Other general and administrative expenses decreased to $389,000, or 1%, during the six months ended June 30, 2009 compared to $392,000 for the same period in 2008.  FDIC expense for the quarter ended June 30, 2009 was $302,000 compared with $39,000 during the same period in 2008.  FDIC insurance expenses for the six months ended June 30, 2009 and June 30, 2008 were $382,000 and $78,000 respectively.  These increases are due to the increase in the quarterly FDIC insurance premium assessment rate and the accrual of the FDIC special assessment due in September 2009, but required to be accrued by June 30, 2009.

Employee compensation and benefits expense for the six months ended June 30, 2009 comprised 48% of non-interest expense.  This category decreased by $7,000, or 0.3%, to $2.4 million due to a reduction in staffing levels.  Occupancy and equipment expenses equaled $693,000 for the six month period ended June 30, 2009, an increase of 7%, or $47,000, compared to the 2008 period as the Company recorded higher costs for weather related expenses and maintenance services.  Marketing and public relations fees declined by $6,000, or 7%, to $75,000 during the six months ended June 30, 2009 compared to the prior year period as a result of fewer advertising placements in the local print, radio and outdoor media and a greater reliance upon more effective direct marketing.  Data processing expense increased by $58,000, or 23%, during the first six months of 2009 as a result of increases in the numbers of loan and deposit accounts maintained on the data processing systems.

Income Taxes

During the second quarter of 2009, the Company recorded income tax expense of $8,000 (an effective tax rate of 29%) compared to $47,000 (an effective tax rate of 26%) recorded during the same period of 2008.  For the six month period ended June 30, 2009, the Company recorded income tax expense of $54,000, equivalent to an effective rate of 33%.  During the same period of 2008, the Company recorded income tax expense of $132,000, equivalent to an effective rate of 25%.  The change in the effective tax rate was attributable to a decrease in the relative level of tax advantaged income (primarily generated by municipal securities) as a percentage of taxable income.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Overview

Total assets were $287.4 million at June 30, 2009, compared to $295.1 million at December 31, 2008, a decrease of $7.7 million or approximately 3%.  The decrease in total assets was primarily caused by a $5.8 million decrease in the investment portfolio and a $1.5 million decrease in net loans.

Loans

The loan portfolio’s decrease of $1.5 million, or .6%, since December 31, 2008 was primarily due to a 6.5%, or $3.3 million decrease in commercial and industrial (C+I) loans, a $610,000, or  2.5% decrease in residential real estate loans and a $525,000, or 0.3%, decrease in commercial real estate loans.  Offsetting these decreases was growth of $3.1 million, or 24.1%, in consumer loans, primarily home equity lines of credit.

The allowance for loan losses increased by $259,000 since December 31, 2008 and equaled $3.1 million at June 30, 2009, due to a $300,000 provision for loan losses, charge-offs of $68,000 and $26,000 in recoveries.  During the same period of 2008, one loan was charged-off for $212,000, recoveries of $1,000 were recorded and $284,000 was provided to the reserve.  At June 30, 2009, the allowance for loan losses equaled 1.30% of total loans versus 1.19% at December 31, 2008.  Non-performing loans at June 30, 2009 were $3.2 million (1.3% of loans) compared to $3.4 million (1.4% of loans) at December 31, 2008. The modest decrease in non-performing loans was primarily a result of the payoff in full of an $844,000 commercial real estate loan offset by the addition of five loans to non-accrual status as a result of the continued difficult economic climate.  The ratio of the allowance for loan losses to non-performing loans at June 30, 2009 was 99%, compared with 84% at December 31, 2008. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At June 30, 2009, this reserve equaled $61,000.

Other real estate owned (OREO) was $879,000 at June 30, 2009, unchanged from December 31, 2008.  This comprised of one property acquired through foreclosure.

Investment Securities

Investment securities available-for-sale are carried at fair value and totaled $26.2 million at June 30, 2009, a decrease of $5.1 million, or 16%, from December 31, 2008 due to the maturity of an investment, normal amortization and the call of an investment prior to its scheduled maturity.  Investment securities classified as held-to-maturity were $8.3 million at June 30, 2009, a decrease of $699,000, or 8%, from December 31, 2008 as a result of normal amortization.

Short-term Investments

Cash and cash equivalents increased by $346,000 since December 31, 2008 and equaled $4.9 million at June 30, 2009.  Excess liquidity was held at the Federal Reserve Bank in an interest bearing account versus being invested in overnight federal funds sold.  Federal funds sold at June 30, 2009 were zero, compared to $215,000 at December 31, 2008.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Total deposits were $186.4 million at June 30, 2009, a $10.1 million (or 5%) decrease since December 31, 2008.  A significant portion of the decline in deposits during the first six months of 2009 was the decrease of higher cost time deposits, ($14.7 million decrease), since December 31, 2008.  There was also an $840,000 decrease in demand deposits since December 2008.  Personal and commercial money markets and NOW accounts increased $1.2 million and savings accounts increased $4.2 million.

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

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first six months of 2009, these items increased $1.9 million or 2.4%.  Advances from the Federal Home Loan Bank of Boston comprise the increase by growing $7.0 million since the end of 2008, offset by a reduction in the balance of securities under agreement to repurchase, which declined by $2.1 million, or 19%, from December 31, 2008.  As is the case in the deposit portfolio, the Federal Home Loan Bank of Boston advance growth occurred during a significantly lower interest rate environment allowing for a reduction in the average cost of borrowed funds, thereby procuring funding at relatively low and advantageous interest rates leading to a higher net interest margin.

Stockholders’ Equity

Stockholders’ equity at June 30, 2009 was $20.0 million, an increase of $490,000 from December 31, 2008.  The increase was due to year-to-date earnings of $111,000, the $78,000 impact of the accounting treatment for share-based compensation and the $301,000 (net of taxes) increase in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $430,000, net of taxes.  Book value per basic and diluted share at June 30, 2009 was $8.77, compared to the $8.56 at December 31, 2008.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $4.9 million, with no funds invested in overnight federal funds sold.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.2 million at June 30, 2009.  In addition, at June 30, 2009, the Company had the ability to borrow an additional $14.5 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased lines of credit.

At June 30, 2009, the Company had $15.9 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $50.6 million in unused and secured lines of credit.  Certificates of deposit due within one year of June 30, 2009 totaled $93.3 million, or 50% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of June 30, 2009, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 8.55% and 8.25%, respectively.  The Company’s Tier 1 and Total Risk-Based Capital ratios were 10.59% and 12.38%, respectively. The Bank’s Tier 1 and Total Risk-Based Capital ratios were 10.22% and 11.47%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At June 30, 2009, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4T - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(c) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the fiscal quarter covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 – Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the quarter ended June 30, 2009.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to Vote of Security Holders

On May 21, 2009, the Company held its annual meeting of shareholders.  Shareholders approved the election of five directors to serve for terms of three years and ratified the selection of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for 2009.

The voting results for the election of directors were as follows:

Name	For	Withheld
Paula A. Aiello	1,533,596	17,372
Gerald D. Cohen	1,538,610	12,358
Lawrence J. Glick	1,526,338	24,630
Ralph D. Marois	1,538,009	12,959
Charles R. Valade	1,538,223	12,745

The voting results for the ratification of the selection of Wolf & Company, P.C. were as follows:

For	Against
1,529,946	7,468

There were 13,553 abstentions and zero broker non-votes.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Organization (1)
3.2	Amendment to Articles of Organization(2)
3.3	Bylaws (1)
4.1	Common Stock Certificate (3)
31.1	Sarbanes-Oxley Section 302 Certification of Charles R. Valade
31.2	Sarbanes-Oxley Section 302 Certification of Kimberly M. Anderson
32.1	Sarbanes-Oxley Section 906 Certification of Charles R. Valade
32.2	Sarbanes-Oxley Section 906 Certification of Kimberly M. Anderson

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

CNB FINANCIAL CORP.

Date: August 10, 2009	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: August 10, 2009	By: /s/ Kimberly M. Anderson
Kimberly M. Anderson
Treasurer and Principal Financial Officer