Form 10-Q
period 2009-09-30
CNB Financial Corp.
filed 2009-11-13
CIK 1345622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

At November 13, 2009, the registrant had 2,285,033 shares of common stock, $1.00 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Unaudited)

ASSETS	September 30,	December 31,
	2009	2008
Cash and Cash Equivalents	$7,921,000	$4,508,000
Investment Securities Available-for-Sale	24,477,000	31,314,000
Investment Securities Held-to-Maturity, (fair value of $8,300,000 as of September 30, 2009 and $8,798,000 as of December 31, 2008)	8,019,000	8,950,000
Federal Reserve Bank Stock	761,000	786,000
Federal Home Loan Bank Stock	3,143,000	3,143,000

Loans	238,305,000	242,396,000
Less: Allowance for Loan Losses	(3,458,000)	(2,873,000)
Loans, Net	234,847,000	239,523,000

Premises and Equipment, Net	1,894,000	2,107,000
Accrued Interest Receivable	864,000	977,000
Deferred Tax Asset	1,988,000	2,132,000
Other Real Estate Owned	1,608,000	879,000
Prepaid Expenses and Other Assets	700,000	840,000
Total Assets	$286,222,000	$295,159,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Non-Interest bearing deposits	$28,360,000	$26,904,000
Interest-bearing deposits	165,793,000	169,661,000
Total Deposits	194,153,000	196,565,000
Federal Home Loan Bank Advances	54,650,000	55,650,000
Federal Funds Purchased	-	3,000,000
Subordinated Debentures	7,732,000	7,732,000
Securities Under Agreement to Repurchase	8,444,000	11,035,000
Accrued Expenses and Other Liabilities	1,297,000	1,638,000
Total Liabilities	266,276,000	275,620,000

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred Stock
          Par Value: $1.00
          Shares Authorized: 1,000,000 as of September 30, 2009
          and zero as of December 31, 2008; zero issued or
          outstanding as of September 30, 2009 and
          December 31, 2008
Common Stock

Par Value: $1.00
Shares Authorized: 10,000,000 as of September 30, 2009 and December 31, 2008
Issued and Outstanding: 2,285,000 as of September 30, 2009 and 2,283,000 as of December 31, 2008	2,285,000	2,283,000
Additional Paid-in Capital	20,561,000	20,448,000
Accumulated Deficit	(3,503,000)	(3,321,000)
Accumulated Other Comprehensive Income	603,000	129,000
Total Stockholders' Equity	19,946,000	19,539,000
Total Liabilities and Stockholders’ Equity	$286,222,000	$295,159,000
See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Interest and Fees on Loans	$3,605,000	$3,770,000	$10,827,000	$11,137,000
Interest and Dividends on Investments	431,000	698,000	1,427,000	2,326,000
Total Interest and Dividend Income	4,036,000	4,468,000	12,254,000	13,463,000

Interest Expense:
Deposits	757,000	1,142,000	2,566,000	3,958,000
Borrowings	557,000	702,000	1,753,000	2,128,000
Total Interest Expense	1,314,000	1,844,000	4,319,000	6,086,000

Net Interest Income	2,722,000	2,624,000	7,935,000	7,377,000

Provision for Loan Losses	800,000	275,000	1,100,000	559,000

Net Interest Income, After Provision for Loan Losses	1,922,000	2,349,000	6,835,000	6,818,000

Other Income:
Fees on Deposit Accounts	59,000	58,000	179,000	168,000
Loan Related Fees	14,000	13,000	66,000	68,000
Other	61,000	55,000	132,000	126,000
Security Gains (net of losses)	-	-	108,000	184,000
Impairment of Preferred Equity Securities	-	(3,018,000)	-	(3,018,000)
Total Other Income (Loss)	134,000	(2,892,000)	485,000	(2,472,000)
Operating Expense: Employee Compensation and Benefits
	1,132,000	1,244,000	3,559,000	3,677,000
Occupancy and Equipment	318,000	321,000	1,011,000	967,000
Professional Fees	381,000	223,000	847,000	690,000
Merger Related Professional Fees	271,000	-	626,000	-
Marketing and Public Relations	(16,000)	83,000	59,000	164,000
Data Processing Expense	154,000	141,000	467,000	395,000
FDIC Insurance and Special Assessment	94,000	39,000	476,000	117,000
Other General and Administrative Expenses	176,000	186,000	564,000	578,000
Total Operating Expense	2,510,000	2,237,000	7,609,000	6,588,000

Loss Before Taxes	(454,000)	(2,780,000)	(289,000)	(2,242,000)

Provision for Income (Benefit) Taxes	(161,000)	162,000	(107,000)	294,000
Net Loss	$(293,000)	$(2,942,000)	$(182,000)	$(2,536,000)

Net Loss per Basic Share	$(0.13)	$(1.29)	$(0.08)	$(1.11)
Net Loss per Diluted Share	$(0.13)	$(1.29)	$(0.08)	$(1.11)

Weighted Average Shares - Basic	2,284,000	2,283,000	2,284,000	2,283,000
Weighted Average Shares - Diluted	2,284,000	2,283,000	2,284,000	2,283,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income net of taxes	Total
Balance, December 31, 2008	2,283,000	$2,283,000	$20,448,000	$(3,321,000)	$129,000	$19,539,000

Net Loss				(182,000)		(182,000)
Other Comprehensive Income Unrealized Gains on Securities Available-for-Sale, net of reclassification for $108,000 realized gain and deferred taxes
					474,000	474,000
Total Comprehensive income						292,000
Share-based Compensation			98,000			98,000
Exercise of Stock Options	2,000	2,000	15,000			17,000

Balance, September 30, 2009	2,285,000	$2,285,000	$20,561,000	$(3,503,000)	$603,000	$19,946,000

See Notes to Unaudited Consolidated Financial Statements

CNB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(182,000)	$(2,536,000)
Adjustments to reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Share-based Compensation	98,000	114,000
Provision for Loan Losses	1,100,000	559,000
Gains on sale of securities Available-for-Sale	(108,000)	(184,000)
Impairment of Preferred Equity Securities	-	3,018,000
Increase in Net Deferred Loan Costs	26,000	8,000
Depreciation, Amortization of Premiums and Accretion of Discounts on Securities	196,000	184,000
Deferred Tax Benefit	(150,000)	(76,000)
Decrease (Increase) in Accrued Interest Receivable	113,000	(76,000)
Decrease (Increase) in Other Assets	140,000	(766,000)
Decrease in Accrued Expenses and Other Liabilities	(341,000)	(752,000)
Net Cash Provided (Used) by Operating Activities	892,000	(431,000)

Cash Flows from Investing Activities:
Purchase of Investment Securities Held-to-Maturity	-	(50,000)
Purchase of Investment Securities Available-for-Sale	-	(7,001,000)
Principal Payments on Mortgage Backed Securities (CMOs)	6,691,000	3,990,000
Proceeds from Maturity of Investment Securities Held-to-Maturity	-	2,000,000
Proceeds from Maturity, Sale or Call of Investment Securities Available-for-Sale	2,000,000	10,954,000
Repayment (Purchase) of Federal Reserve Stock, FHLBB Stock and other bonds	25,000	(116,000)
Loan Originations, net of Principal Repayments	2,821,000	(20,543,000)
Purchases of Premises and Equipment	(30,000)	(46,000)
Net Cash Provided (Used) by Investing Activities	11,507,000	(10,812,000)
Cash Flows from Financing Activities: Decrease in Deposits
	(2,412,000)	(2,112,000)
Advances from FHLBB	32,500,000	30,900,000
Repayment of FHLBB Advances	(33,500,000)	(21,000,000)
Reduction of Federal Funds Purchased	(3,000,000)	-
(Decrease) Increase of Securities Under Agreement to Repurchase	(2,591,000)	3,818,000
Proceeds From the Exercise of Stock Options	17,000	-
Net Cash (Used) Provided by Financing Activities	(8,986,000)	11,606,000

Net Change in Cash and Cash Equivalents	3,413,000	363,000
Cash and Cash Equivalents, Beginning of the Period	4,508,000	8,825,000
Cash and Cash Equivalents, End of the Period	$7,921,000	$9,188,000

Supplemental Disclosure of Cash Flow Information

Interest Paid	$4,692,000	$7,001,000
Taxes Paid	$62,000	$158,000
Transfer of Loans to OREO	$779,000	$945,000

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

The Company created Commonwealth National Bank Statutory Trust I, an unconsolidated special purpose subsidiary of the Company formed to facilitate the issuance of trust preferred securities to the public.  The Bank has two subsidiaries, CNB Security Corporation (formed to buy, hold and or sell investment assets) and CNB Properties, LLC (formed to hold real estate assets acquired through foreclosure).

Company Formation

The Company was formed on December 16, 2005 upon the reorganization of the Bank into a bank holding company structure.  The Bank received its charter to operate as a national bank from the OCC effective November 19, 2001.

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

2.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The consolidated financial statements include the accounts of the Company and the Bank.  All material inter-company transactions have been eliminated in consolidation.  The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement at September 30, 2009, consist of subordinated debentures, including accrued interest amounting to $7.7 million issued to the unconsolidated subsidiary, Commonwealth National Bank Statutory Trust I.  The Company has one reportable operating segment.  The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred, through a provision for loan losses charged to earnings.  Losses are charged against the allowance when management believes the collectibility of principal is doubtful.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date.  There are inherent uncertainties with respect to the final outcome of loans and non-performing loans.  Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements.  Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and its effect on borrowers, the size and composition of the loan portfolio, the amount of non-performing loans and classified assets, the performance of individual loans in relation to contract term, industry peer standards and estimated fair values of underlying collateral.

The allowance consists of allocated and specific components. The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value of the impaired loan is lower than the carrying value of that loan.  The allocated component covers non-impaired loans and is based on historical loss experience for each loan type adjusted for qualitative factors.

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

A loan is considered impaired when, based on current information and events it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans.  These loans are evaluated in the aggregate, according to the Company’s normal loan review process, which reviews overall credit evaluation, non-accrual status and payment experience.  Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

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

Other Real Estate Owned

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

The Company and its subsidiaries file a consolidated federal income tax return in the United States.  Prior to January 1, 2009, the Company and its subsidiaries each filed separate Massachusetts excise tax returns. Due to a tax law change, beginning in 2009, the Company and its subsidiaries that do not have Massachusetts Security Corporation status will file a combined excise tax return in Massachusetts. The security corporation subsidiary will continue to file a separate Massachusetts tax return.  The Company’s federal and state income and excise tax returns filed for 2005 and prior are no longer subject to examination by federal or state jurisdictions.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  This pronouncement had no impact on the Company’s financial statements. However, all future references to authoritative accounting literature will be references in accordance with the Accounting Standards Codification.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance and is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall

be applied to transfers that occur on or after the effective date.   The adoption of these pronouncements is not expected to have a material impact on the Company’s financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009 and had no effect on the Company’s financial statements.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the provisions of ASC 825 on April 1, 2009 and provided the required disclosures in “Note 9. Fair Values of Assets and Liabilities.”

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC 820 also expanded certain disclosure requirements. ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 820 on April 1, 2009 and adoption did not materially impact the Company’s financial statements.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 320 on April 1, 2009 and adoption did not materially impact the Company’s financial statements.

In June 2008, the FASB issued ASC 260 (formerly FSP EITF 03-6-1), “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.”  ASC 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  ASC 260 became effective on January 1, 2009 and did not impact the Company’s financial statements because no restricted shares have been issued under the Company’s Equity Incentive Plan.

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), “Business Combinations”.  ASC 805 broadens the guidance and, extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008.   The provisions of ASC 805 will be applied to business combinations closing on or after January 1, 2009.

4.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at September 30, 2009 are as follows:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Securities Available-for-Sale:
Debt securities:
GSE mortgage-backed	$18,798,000	$1,171,000		$-	$19,969,000
Private Issue mortgage-backed securities	4,729,000	-		(221,000)	4,508,000
	$23,527,000	$1,171,000		$(221,000)	$24,477,000

Securities Held-to-Maturity:
Debt securities:
Municipal	$5,372,000	$281,000		$-	$5,653,000
GSE mortgage-backed	1,610,000	72,000		-	1,682,000
Private Issue mortgage-backed securities	887,000	-		(72,000)	815,000
Other bonds and obligations	150,000	-		-	150,000
	$8,019,000	$353,000	$	(72,000)	$8,300,000

Total Investment Securities	$31,546,000	$1,524,000		$(293,000)	$32,777,000

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, at December 31, 2008 are as follows:
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
Debt securities:
Government–sponsored enterprises (GSE)	$1,888,000	$113,000	$-	$2,001,000
GSE mortgage-backed	23,329,000	819,000	(48,000)	24,100,000
Private Issue mortgage-backed securities	5,915,000	-	(702,000)	5,213,000
	$31,132,000	$932,000	$(750,000)	$31,314,000

Securities Held-to-Maturity:
Debt securities:
Municipal	$5,372,000	$30,000	$(118,000)	$5,284,000
GSE mortgage-backed	2,121,000	36,000	-	2,157,000
Private Issue mortgage-backed securities	1,307,000	-	(100,000)	1,207,000
Other bonds and obligations	150,000	-	-	150,000
	$8,950,000	$66,000	$(218,000)	$8,798,000

Total Investment Securities	$40,082,000	$998,000	$(968,000)	$40,112,000

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage backed securities amortize monthly.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	Value	cost	Value
Over 1 year to 5 years	$-	$-	$150	$150
Over 5 years to 10 years	-	-	594	620
Over 10 years	-	-	4,778	5,033
Total bonds and obligations	-	-	5,522	5,803

Mortgage-backed	23,527	24,477	2,497	2,497

Total debt securities	$23,527	$24,477	$8,019	$8,300

The following chart reflects the gross unrealized loss and fair value of the Company’s securities with unrealized losses that are not deemed to be other-than-temporarily impaired at September 30, 2009 and December 31, 2008.

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

Private issue mortgage- backed securities	$3,268	$(199)	$2,054	$(94)	$5,323	$(293)

Total Temporarily Impaired Securities	$3,268	$(199)	$2,054	$(94)	$5,323	$(293)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

GSE mortgage-backed	$1,254	$(48)	$-	$-	$1,254	$(48)
Private issue mortgage- backed securities	4,097	(478)	2,323	(324)	6,420	(802)
Municipals	2,791	(117)	298	(1)	3,089	(118)

Total Temporarily Impaired Securities	$8,142	$(643)	$2,621	$(325)	$10,763	$(968)

The following table shows the number and percentage of depreciation of investment securities in a loss position as of September 30, 2009.

	Number of Securities	Amortized Cost	Gross Unrealized Losses	% of Depreciation
Private issue mortgage- backed securities	4	$5,616,000	$(293,000)	5.2%

The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) a general lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts.  At September 30, 2009, one of these securities with a book value $1.4 million and a fair value of $1.3 million had a long-term credit rating of Ba1, which is one level below investment grade, and all other securities were investment grade.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments based on the current credit statistics of the underlying collateral and the level of credit support available to absorb losses.  Management monitors these securities quarterly and performs individual impairment testing on securities with adverse agency ratings and significant unrealized losses.  Because the Company does not have the intent to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

During the first nine months of 2009, the Company had one available-for-sale investment security, which was originally purchased at a discount, called at par resulting in proceeds of $2.0 million and a gain of $108,000.  During the nine months ended September 30, 2008, the Company sold two available-for-sale investment securities resulting in proceeds of $3.8 million and gains of $184,000.  Also during the nine months ended September 30, 2008, the Company had a $3.0 million impairment charge on the preferred stock issued by Fannie Mae and Freddie Mac.

5.  LOANS

Major classifications of loans at September 30, 2009 and December 31, 2008 follow:

	September 30,	December 31,
	2009	2008
Commercial and Industrial	$49,017,000	$53,389,000
Commercial Real Estate	152,095,000	152,080,000
Residential Real Estate	22,228,000	24,001,000
Consumer	14,965,000	12,926,000
Total loans	238,305,000	242,396,000
Less: Allowance for Loan Losses	(3,458,000)	(2,873,000)
Total loans, net	$234,847,000	$239,523,000

The Bank’s lending activities are conducted principally in Worcester County, Massachusetts.  The Bank originates commercial real estate loans, commercial loans, commercial construction loans, commercial lines of credit, consumer loans and residential real estate loans.  Net deferred costs totaled $295,000 and $321,000 at September 30, 2009 and December 31, 2008, respectively.

A substantial portion of the loan portfolio is represented by commercial loans and commercial mortgages throughout Worcester County, Massachusetts.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.  Commercial real estate, including commercial construction loans, represents 64% of the total loan portfolio at September 30, 2009.

A summary of changes in the allowance for loan losses for the nine-month periods ended September 30, 2009 and 2008 follows:

	2009	2008
Balance, Beginning of Year	$2,873,000	$2,844,000
Provision for loan losses	1,100,000	559,000
Recoveries	28,000	1,000
Less: Loans charged-off	(543,000)	(528,000)
Balance as of September 30,	$3,458,000	$2,876,000

As of September 30, 2009 and December 31, 2008, the Company’s recorded investment in impaired loans and the related valuation allowance was as follows:

	September 30, 2009		December 31, 2008
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired Loans:
Valuation Allowance Required	$1,069,000	$175,000	$166,000	$18,000
No Valuation Allowance Required	789,000	-	3,312,000	-
	$1,858,000	$175,000	$3,478,000	$18,000

The valuation allowance on impaired loans is included in the allowance for loan losses on the consolidated balance sheets.  At September 30, 2009 and December 31, 2008, no loans accruing interest were past due 90 days or more and $1.9 million and $3.5 million, respectively, of loans were on non-accrual status.

6.  STOCK-BASED PLANS

Stock Option Plan

On November 6, 2001, the shareholders approved the Bank’s 2001 Stock Option Plan (the “Plan”) for employees and directors of the Bank.  The Compensation Committee of the Board of Directors administers the Plan (as amended on May 19, 2005 and March 22, 2007), which has authorized 400,000 shares for grant.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  The authorization of grants, the determination of number of shares to be granted, the exercise date and the option price of each award will be determined by the Compensation Committee of the Board of Directors on the date of grant.  The options vest annually at a rate of 25% over a four-year period and will expire on the tenth anniversary of the grant date.

Upon the reorganization of the Bank into a holding company structure, the Plan was assumed and restated by the Company on the same terms and conditions as the Bank’s Plan.  All shares of common stock of the Bank under the Plan which remained available on the date of reorganization for issuance of options were converted into the same number of shares of common stock of the Company and are available for future option grants made by the Company.  Any options thereafter granted pursuant to the Plan shall be options granted by the Company and shall relate to the common stock of the Company.  There were no stock options or stock awards granted during the nine months ended September 30, 2009.

7.  WEIGHTED AVERAGE SHARES – BASIC AND DILUTED

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three and nine month periods ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,284,000	2,283,000
Dilutive securities	-	-

Weighted-average shares outstanding—Diluted	2,284,000	2,283,000

	Nine Months Ended September 30,
	2009	2008
Weighted-average shares outstanding:
Weighted-average shares outstanding—Basic	2,284,000	2,283,000
Dilutive securities	-	-

Weighted-average shares outstanding—Diluted	2,284,000	2,283,000

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Stock options and warrants totaling 417,000 and 449,000 were excluded from the diluted earnings per share calculation at September 30, 2009 and 2008 respectively, as their effect would have been antidilutive.

8.  LOAN COMMITMENTS

Financial instruments with off-balance-sheet risk at September 30, 2009 follow:

Commitments whose contract amounts represent credit risk–
Commitments to originate loans	$6,228,000
Unadvanced Loan Proceeds	9,815,000
Unused lines of credit	17,423,000
Secured commercial lines of credit	32,428,000
Letters of Credit	2,386,000

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

Investment Securities – Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.  These securities include government-sponsored enterprise obligations, Freddie Mac and Fannie Mae bonds, corporate bonds and mortgage-backed securities.  The fair value of Federal Home Loan Bank of Boston stock and the Federal Reserve Bank of Boston stock are equal to cost, since there is no market for these instruments and they are redeemable at par.  There is currently a moratorium on the redemption of Federal Home Loan Bank of Boston stock.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.   Fair values for loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and residential real estate loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Commitments to Extend Credit and Commercial and Standby Letters of Credit- The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The fair value of financial commercial and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties.  The fair value of these fees at September 30, 2009 and December 31, 2008 was immaterial to the consolidated financial statements as a whole.

Off-balance sheet credit-related instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2009:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available-for-sale	$-	$24,477,000	$-	$24,477,000
Total Assets	$-	$24,477,000	$-	$24,477,000

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2008:
				Asset/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available-for-sale	$-	$31,314,000	$-	$31,314,000
Total Assets	$-	$31,314,000	$-	$31,314,000

At September 30, 2009 and December 31, 2008, there were no liabilities valued at fair value.

The Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2009 and 2008.

				Three months ended September 30, 2009	Nine-months ended September 30, 2009
	Level 1	Level 2	Level 3	Total Gains/(Losses)	Total Gains/(Losses)
Assets
Impaired Loans	$-	$-	$894,000	$(55,000)	$(157,000)
Other Real Estate Owned	$-	$-	$1,608,000	$(429,000)	$(429,000)
Total Assets	$-	$-	$2,502,000	$(484,000)	$(586,000)

The amount of loans represents the carrying value and related write-downs of impaired loans for which adjustments are based on the estimated value of the collateral.  Determination of the fair value of level 3 items in the above table included management’s consideration of the value of loan collateral such as accounts receivable (discounted for the probability of collection), and equipment, (estimating the equipment value at the time of a potential sale) plus the value of underlying personal guarantees of principals of the borrowing entities.   Other real estate owned was adjusted to the fair value of collateral less costs to sell based on current appraisals, discounted as necessary based on management’s judgment.

Summary of Fair Values of Financial Instruments

The estimated fair values and related carrying or notional amounts of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008.  Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.
	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and Cash Equivalents	$7,921	$7,921	$4,508	$4,508
Securities Available-for-Sale	24,477	24,477	31,314	31,314
Securities Held-to-Maturity	8,019	8,300	8,950	8,798
Federal Reserve Bank Stock	761	761	786	786
Federal Home Loan Bank Stock	3,143	3,143	3,143	3,143
Loans, Net	234,847	237,247	239,523	240,642
Accrued Interest Receivable	864	864	977	977

Financial Liabilities
Deposits:
Demand Deposits	28,361	28,361	26,904	26,155
Savings and NOW Accounts	53,610	53,610	49,788	48,728
Certificates of Deposit	112,182	112,894	119,873	120,790
Federal Home Loan Bank of Boston Advances	54,650	56,445	55,650	56,788
Federal Funds Purchased	-	-	3,000	3,000
Securities Under Agreements to Repurchase	8,444	8,444	11,035	11,035
Subordinated Debentures	7,732	7,732	7,732	7,732
Accrued Interest Payable	422	422	795	795

10.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  As of September 30, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).  The minimum ratios necessary for the Bank to be categorized as “Well Capitalized” are also reflected in the table below.  At September 30, 2009, the Bank was categorized as “Well Capitalized” as defined by federal regulations.  There are no conditions or events since the last filing with the FDIC that management believes have changed the Bank’s category.

September 30, 2009:

(Dollars in Thousands)	Company		Bank		Minimum Capital Requirements	For Bank to be “Well Capitalized” under PCA provisions
	Amount	Ratio	Amount	Ratio
Leverage Ratio	$23,313	8.05%	$22,847	7.90%	4.00%	5.00%
Tier 1 risk-based ratio	23,313	10.22%	22,847	10.03%	4.00%	6.00%
Total risk-based ratio	27,839	12.21%	25,703	11.28%	8.00%	10.00%

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	September 30, 2009
	Consolidated	Bank

Total Stockholders' Equity	$19,946	$19,946
Adjustments for Tier 1 capital:
Holding company equity adjustment	-	5,364
Net unrealized (gains) on available-for-sale securities, net of tax	(610)	(610)
Allowable subordinated debt	5,830	-
Disallowed deferred tax asset	(1,853)	(1,853)
Total Tier 1	23,313	22,847

Adjustments for total capital:
Excess subordinated debt	1,670	-
Includable allowances for loan and commitment losses	2,856	2,856
Total Capital for Regulatory Reporting	$27,839	$25,703

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

On October 22, 2009, the Company’s shareholders approved the merger with United Financial Bancorp.   United Financial Bancorp received regulatory approval to acquire CNB Financial Corp. on November 12, 2009.  The merger is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for United Financial Bancorp, Inc. shares on a tax free basis.  The merger is currently expected to be completed on or around November 30, 2009.

12.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements.  Except for events described in Note 11, there were no material recognized or unrecognized subsequent events.

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

Forward-looking Statements Safe Harbor Statement

This report may contain forward-looking statements within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on management’s current expectations regarding its business strategies, intended results or future performance.  These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Statements pertaining to future periods are subject to numerous uncertainties because of the possibility of changes in underlying factors and assumptions.  Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; demand for our products and services; competition; and changes in law or regulation or in accounting, tax or regulatory practices or requirements.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this report, in its Form 10-K for the year ended December 31, 2008, included in the Risk Factors section of that report, or in its other filings with the SEC.  Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf.  The Company assumes no obligation to update any forward-looking statements.

Significant Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 3 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to the consolidated financial statements of this Form 10-Q.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

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

Overview

The Company recorded a net loss of $293,000 for the three-month period ended September 30, 2009, a 90% improvement compared to a $2.9 million net loss for the same quarter of 2008.  Diluted losses per diluted share were $0.13 and $1.29 for the third quarters of 2009 and 2008, respectively.  The year-to-date net loss equaled $182,000 for the 2009 period, a 93% improvement compared to a $2.5 million net loss for the 2008 period.  Diluted losses per diluted share were $0.08 and $1.11 for the nine-month periods ended September 30, 2009 and 2008, respectively.  The increase in operating expenses for both the three-month and nine-month periods ended September 30, 2009 was predominantly due to increased professional fees which include legal, audit and conversion fees relating to the pending merger as well as an increase in the FDIC insurance premium expense and the FDIC special assessment that was paid in September 2009.  Net interest income increased 3.7%, or $98,000, comparing the third quarter of 2009 to the third quarter of 2008, and increased 7.6%, or $558,000, comparing the year-to-date periods.  The Company recorded a gain on a call of available-for-sale investments during the nine months ended September 30, 2009 of $108,000, compared with a gain on sale of available-for-sale investments of $184,000 for the nine months ended September 30, 2008.  The Company also recorded a $3.0 million impairment of Fannie Mae and Freddie Mac preferred equity securities during the first nine months of 2008.

Analysis of Net Interest Income

Net interest income is the difference between the income the Company earns on interest-earning assets such as loans and investments and the interest the Company pays for its deposits and borrowed funds.  As the Company’s primary source of earnings, net interest income will fluctuate with interest rate movements.  To lessen the impact of changes in interest rates, the Company endeavors to structure the balance sheet so that there will be regular opportunities to change the interest rates on (or “reprice”) many of the interest-earning assets in order to match the variability of interest rates paid on the Company’s deposits and other interest-

bearing liabilities.  Imbalance among interest-earning assets and interest-bearing liabilities at any point in time constitutes interest rate risk.

Net interest income equaled $2.7 million for the three-month period ended September 30, 2009 compared to $2.6 million for the three-month period ended September 30, 2008, an increase of $98,000, or 3.7%.  The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rates paid for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The difference between asset yields and the rate paid equals the net interest spread.  The difference between interest income and interest expense equals net interest income, which is divided into the average balance of interest-earning assets to arrive at the net interest margin.  The total dollar amount of interest income from assets and the subsequent yields are calculated on a taxable equivalent basis, using a federal tax rate of 34%.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2009 and 2008

	Three Months Ended			Three Months Ended
(Dollars in Thousands)	September 30, 2009			September 30, 2008
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$239,147	$3,605	5.98%	$232,853	$3,770	6.44%
Investments, Fed Funds and Int. Bearing Balances	45,064	461	4.06%	61,541	733	4.74%
Total Interest Earning Assets	284,211	4,066	5.68%	294,394	4,503	6.09%

Allowance for Loan Losses	(3,172)			(2,895)
Cash and Due from Banks	4,011			4,860
Premises and Equipment	1,942			2,217
Other Assets	4,328			3,643
Total Assets	$291,320			$302,219

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$52,103	58	0.44%	$56,956	187	1.31%
Time Deposits	116,096	699	2.39%	119,821	955	3.17%
Borrowed Funds	66,571	511	3.05%	67,799	613	3.60%
Subordinated Debentures	7,500	46	2.43%	7,500	89	4.64%
Total Interest Bearing Liabilities	242,270	1,314	2.15%	252,076	1,844	2.91%
Demand Deposits	27,163			27,724
Total Deposits and Borrowed Funds	269,433	1,314	1.93%	279,800	1,844	2.62%

Other Liabilities	1,860			1,369
Stockholders' Equity	20,027			21,050
Total Liabilities and Stockholders' Equity	$291,320			$302,219
Interest Rate Spread			3.75%			3.47%
Net Interest Income (Tax Equivalent Basis)		2,752			2,659
Net Interest Margin			3.84%			3.59%
Less: Adjustment of Tax Exempt Income		(30)			(35)
Net Interest Income		$2,722			$2,624

Earning assets averaged $284.2 million during the three-month period ended September 30, 2009, a 4% decrease compared to the same period of 2008, primarily due to decreases in the investment portfolio.  Total deposits and borrowed funds averaged $269.4 million during the three-month period ended September 30, 2009, a 4% decrease compared to the same period of 2008, due to reductions in all deposit account categories and borrowed funds.   Asset yields decreased by 41 basis points and the cost of deposits and borrowed funds declined by 69 basis points causing a 28 basis point improvement in the net interest spread. The Company’s net interest margin for the three months ended September 30, 2009 was 3.84% compared with same period in 2008 of 3.59%, an increase of 25 basis points.  This increase in net interest margin was a result of a larger proportion of earning assets invested in loans and the continued lower and more normally sloped interest rate environment.

The average balance of loans grew by $6.3 million, or 3%, compared to the third quarter of 2008, primarily in commercial real estate loans, which increased by 8%, or $11.2 million, over the same period in 2008.  The average balance of consumer loans increased 21%, or $2.6 million.   The average balance of commercial loans and residential loans declined $7.6 million, or 13%, and $317,000, or 1%, respectively, from period to period.   A portion of the loan growth was funded by reducing the level of the lower-yielding investment securities portfolio.  The yield on the loan portfolio declined by 46 basis points from period to period due to the lower interest rate environment.

The total cost of deposits and borrowed funds declined by 69 basis points comparing the three-month period ended September 30, 2009 to the same period of 2008 as a result of lower market interest rates.  The average balance of time deposits decreased to $116.1 million, or 3%, and the rate on time deposits decreased by 78 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates.  The average balance of savings, NOW and money market accounts decreased by $4.9 million, or 9%, compared to the third quarter of 2008 and their average cost decreased by 86 basis points.   The borrowed funds average balance decreased by $1.2 million, or 2%, and their cost declined by 55 basis points from the 2008 period to the 2009 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 2.43% during the third quarter of 2009 compared to a rate of 4.64% during the corresponding quarter of 2008, a decline of 221 basis points.  Compared to the third quarter of 2008, total deposits and borrowed funds decreased by $10.4 million, or 4%, and their total cost declined by 69 basis points to an average rate of 1.93% for the third quarter of 2009.

The following table provides the average balances of the major balance sheet categories that generate interest income or interest expense and the resulting asset yields or rate paid for the nine-month period ended September 30, 2009 compared to the nine months ended September 30, 2008.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended			Nine Months Ended
(Dollars in Thousands)	September 30, 2009			September 30, 2008
(Fully Taxable Equivalent)	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate	Average Balance	Interest Income and Expense (Taxable Equivalent)	Average Yield/Rate
INTEREST EARNING ASSETS

Total Loans	$241,178	$10,827	6.00%	$225,170	$11,137	6.61%
Investments, Fed Funds and Int. Bearing Balances	45,205	1,516	4.48%	63,100	2,429	5.14%
Total Interest Earning Assets	286,383	12.343	5.76%	288,270	13,566	6.29%

Allowance for Loan Losses	(3,002)			(2,823)
Cash and Due from Banks	4,153			4,851
Premises and Equipment	2,013			2,280
Other Assets	4,361			3,192
Total Assets	$293,908			$295,770

INTEREST BEARING LIABILITIES

Savings, NOW and Money Market Deposits	$50,597	160	0.42%	$56,503	644	1.52%
Time Deposits	119,020	2,406	2.70%	115,614	3,314	3.83%
Borrowed Funds	67,581	1,579	3.12%	65,243	1,828	3.74%
Subordinated Debentures	7,500	174	3.10%	7,500	300	5.34%
Total Interest Bearing Liabilities	244,698	4,319	2.36%	244,860	6,086	3.32%
Demand Deposits	27,593			27,496
Total Deposits and Borrowed Funds	272,291	4,319	2.12%	272,356	6,086	2.98%

Other Liabilities	1,725			2,124
Stockholders' Equity	19,892			21,290
Total Liabilities and Stockholders' Equity	$293,908			$295,770
Interest Rate Spread			3.64%			3.31%
Net Interest Income (Tax Equivalent Basis)		8,024			7,480
Net Interest Margin			3.75%			3.47%
Less: Adjustment of Tax Exempt Income		(89)			(103)
Net Interest Income		$7,935			$7,377

Earning assets averaged $286.4 million during the nine-month period ended September 30, 2009, a 1% decrease compared to the same period of 2008, due to loan growth offset by a reduction of the investment portfolio.  Total deposits and borrowed funds averaged $272.3 million during the nine-month periods ended September 30, 2009 and September 30, 2008.   Asset yields decreased by 53 basis points and the cost of deposits and borrowed funds declined by 86 basis points, causing a 33 basis point improvement in the net interest spread.  The Company’s net interest margin climbed to 3.75% for the nine months ended September 30, 2009, from the year earlier 3.47% as a result of a larger proportion of earning assets invested in loans and the continued lower and more normally sloped interest rate environment.

The average balance of loans grew by $16.0 million, or 7%, compared to the first nine months of 2008.  The yield on the loan portfolio declined by 60 basis points from period to period due to the lower interest rate environment.  The growth in loans was primarily in commercial real estate loans, which increased 13%, or $17.8 million, compared with the same period in 2008.   The average balance of consumer and residential loans also increased by $1.8 million, or 15%, and $1.0 million, or 5%, respectively, during the year-to-date period ended September 30, 2009 compared with the same period in 2008.  The average balance of commercial loans declined $5.9 million, or 11%, period to period, to $50.1 million during the nine-month period ended September 30, 2009.  An average of $3.1 million of loans was in non-accrual status during the period compared to $1.8 million during the same period of 2008.

The total cost of deposits and borrowed funds declined by 86 basis points comparing the nine-month period of 2009 to the same period of 2008 as a result of lower market interest rates and changes in the composition of the Company’s deposit and borrowed funds portfolio.  The rate on time deposits decreased by 113 basis points as maturing certificates of deposit, originally written at higher interest rates, were replaced at lower market rates.  The average balance of time deposits increased by $3.4 million, or 3%, in the nine months ended September 30, 2009 compared to the same period in 2008.  The average balance of savings, NOW and money market accounts decreased by $5.9 million, or 10%, in the nine-month period of 2009 compared with same period in 2008.  The cost of borrowed funds declined by 62 basis points and the average balance increased by $2.3 million, or 4%, from the 2008 period to the 2009 period.  The average balance of subordinated debentures remained unchanged at $7.5 million and carried an average rate of 3.10% during the first nine months of 2009 compared to a rate of 5.34% during the corresponding period of 2008.  Total deposits and borrowed funds balances held steady during the nine months ended 2009 as compared with the same period in 2008, but their total cost declined by 86 basis points to an average rate of 2.12%.

Provision for Loan Losses

The provision for loan losses was $800,000 during the quarter ended September 30, 2009 compared to a provision of $275,000 for the third quarter of 2008.   The provision for loan losses was $1.1 million for the 2009 year-to-date period compared to a $559,000 provision for the same period of 2008.  The provision increased in 2009 primarily due to an increase in both the outstanding balance and associated loan loss factor of watch-list loans, increased net charge-offs and the current economic climate.   Net charge-offs for the quarter ended September 30, 2009 totaled $473,000 compared to $316,000 for the same quarter in 2008.  Net charge-offs equaled $515,000 and $527,000 for the nine months ended September 30, 2009 and 2008, respectively.  Management, based upon known circumstances and conditions on individual loans, industry trends, regional and national economic conditions and estimates of the probable losses in the loan portfolio, determines the necessary level of the allowance for loan losses.

Other Income

Other income (non-interest income) consists of service charges on deposits and other fee based services, including loan document preparation fees and mortgage referral fees.  For the third quarter of 2009, other income increased by 6% to $134,000, compared to $126,000 for the same period of 2008 (excluding the $3.0 million impairment of preferred equity securities in the third quarter of 2008).  For the nine months ended September 30, 2009, other income (excluding $108,000 and $184,000 in security gains for the nine months ended September 30, 2009 and 2008, respectively, and the $3.0 million impairment of preferred equity securities) increased by 4% to $377,000, compared to $362,000 for the same period of 2008.  On a year-to-date basis for 2009 compared with the same period in 2008, increased fees on deposit accounts and other fees were partially offset by a decrease in loan related fees.   During the first nine months of 2009, the Company recorded a $108,000 pre-tax gain on the call of available-for-sale investments compared with a $184,000 gain on the sale of available-for-sale investments during the corresponding period of 2008.  The gain recorded during the 2009 period was the result of the call at par on a U.S. Agency investment security purchased at a deep discount.

Operating Expense

Operating expense, alternatively known as non-interest expense, totaled $2.5 million for the quarter-ended September 30, 2009, an increase of 11%, or $248,000, compared to the same quarter in 2008.   Operating expenses year-to-date totaled $7.6 million, an increase of $996,000, or 15%.  This was predominately due to increases in professional fees relating to the impending merger and FDIC insurance premium costs.  Professional fees for the quarter ended September 30, 2009 totaled $381,000, compared to $223,000 during the same period of 2008,   Year-to-date professional fees totaled $847,000, compared to $690,000 for the same period of 2008, a difference of $157,000, or 23%.  The increase in professional fees was due to increased loan-related work out expenses.  During the quarter ended and year-to-date ended September 30, 2009, professional fees relating to the impending merger were $271,000 and $626,000, respectively.  There were no merger related expenses during the same periods of 2008.

Other general and administrative expenses decreased to $176,000, or 5%, during the quarter ended September 30, 2009 compared to $186,000 for the same period in 2008.  Year-to-date, other general and administrative expenses totaled $564,000, a decrease of $14,000, or 2%, as compared with $578,000 during the same period in 2008.  FDIC insurance during the three-month period ended September 30, 2009 was $94,000 compared with $39,000 for the same period in 2008.  FDIC insurance expenses for the nine months ended September 30, 2009 and September 30, 2008 were $476,000 and $117,000, respectively.  These increases were due to the higher quarterly FDIC insurance premium assessment rate and the FDIC special assessment paid in September 2009 of $132,000.

During the three months ended September 30, 2009, compensation and benefits totaled $1.1 million, a decrease of 9%, or $112,000, compared to $1.2 million for the same period in 2008.  Year- to-date, this category decreased by $118,000, or 3%, to $3.6 million, compared with $3.7 million during the same period in 2008.  This decrease was due to a reduction in staffing levels.   For the three month period ending September 30, 2009, occupancy and equipment expenses were $318,000, a decrease of 1%, or $3,000, compared to $321,000 during the same period in 2008.  Occupancy and equipment expenses equaled $1.0 million for the nine month period ended September 30, 2009, an increase of 5%, or $44,000, compared to the 2008 period as the Company recorded higher costs for weather related expenses and maintenance services.  For the three months ended September 30, 2009, marketing and public relations fees decreased 120% to a negative expense of $16,000 compared with $83,000 during the same period in 2008.  Marketing and public relations expenses were negative for the quarter because the Company reversed its accrued liability since any planned marketing expenses were cancelled due to the impending merger.  Marketing and public relations fees declined by $105,000, or 64%, to $59,000 during the nine months ended September 30, 2009 compared to $164,000 during the prior year period as a result of fewer advertising placements and the cancellation of planned expenditures due to the merger.  Data processing expense increased by $72,000, or 18%, to $467,000 during the first nine months of 2009 and $14,000, or 10%, during the third quarter of 2009 as a result of increases in the numbers of loan and deposit accounts maintained on the data processing systems.

Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $161,000 and $107,000 respectively, with an effective tax rate of 35% and 37% respectively.  For the three and nine month periods ended September 30, 2008, the Company recorded income tax expense of $162,000 and $294,000, respectively, with an effective tax rate of (6%) and (13%), respectively.  The effective tax rates in 2008 were a result of the Fannie Mae and Freddie Mac preferred stock impairment loss that was treated as an ordinary loss for tax purposes, but was not effective until the fourth quarter of 2008.

The effective rates in 2008 were a result of Fannie Mae and Freddie Mac preferred stock impairment losses which were required to be treated as capital losses for the period ended September 30, 2008.  At September 30, 2008, a valuation allowance was recorded against the deferred tax asset set up on these losses.  Legislation making the losses ordinary occurred in the fourth quarter of 2008 resulting in a reversal of the valuation allowance in that period.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Overview

Total assets were $286.2 million at September 30, 2009, compared to $295.1 million at December 31, 2008, a decrease of $9.0 million or 3%.  The decrease in total assets was primarily caused by a $6.8 million, or 22%, decrease in the available-for-sale investment portfolio and a $4.7 million, or 2%, decrease in net loans.

Loans

The decrease in the loan portfolio since December 31, 2008 was primarily due to an 8%, or $4.4 million, decrease in commercial and industrial loans and a $1.8 million, or 7%, decrease in residential real estate loans.   Offsetting these decreases was growth of $2.0 million, or 16%, in consumer loans, primarily home equity lines of credit.  Commercial real estate balances stayed flat at $152.1 million.

The allowance for loan losses increased by $585,000 since December 31, 2008 and equaled $3.5 million at September 30, 2009, due to a $1.1 million provision for loan losses, charge-offs of $543,000 and $28,000 in recoveries.  During the same period of 2008, net charge offs were $528,000 and $559,000 was provided to the reserve through a provision for loan losses.  At September 30, 2009, the allowance for loan losses equaled 1.45% of total loans versus 1.19% at December 31, 2008.  The increase in percentage in the allowance for loan losses to total loans at September 30, 2009 was a result of higher loss factors applied to allocated reserves based on industry trends and economic conditions, higher watch list loan balances, which are reserved for at a higher loss factor and the decline in total loans from December 31, 2008 to September 30, 2009.  Non-performing loans at September 30, 2009 were $1.9 million (0.8% of loans) compared to $3.5 million (1.4% of loans) at December 31, 2008. The decrease in non-performing loans was primarily due to loan charge offs of $543,000 and $729,000 of foreclosure on certain loans and the corresponding movement of the assets to other real estate owned  The ratio of the allowance for loan losses to non-performing loans at September 30, 2009 was 186%, compared with 84% at December 31, 2008. Management, based upon known circumstances and conditions, determines the level of the allowance for loan losses.  In addition to assessing risk on individual loans, the Company considers industry trends and regional and national economic conditions.  In addition to the allowance for loan losses, the Company maintains a separate liability account as a reserve for probable losses on currently unfunded loan commitments.  At September 30, 2009, this reserve equaled $61,000.

Other real estate owned (OREO) results from the foreclosure process on residential or commercial loans issued by the Bank.  Upon assuming the real estate, the Bank records the property at the fair value of the asset less the estimated sales costs.  Thereafter, OREO properties are recorded at the lower of cost or fair value.  OREO fair values are primarily determined based on appraisals and sales comparables.

During the nine months ended September 30, 2009, the bank acquired title to four properties through foreclosure and recorded the assets in OREO.  The recorded balance of loans at foreclosure was $1,211,000.  The foreclosed assets were initially adjusted to fair value less estimated costs to sell through a $432,000 charge off to the allowance for loan losses account.  One of these four properties was sold during the third quarter for $50,200 with no additional loss.  At September 30, 2009, OREO is $1.6 million and is comprised of one commercial real estate property and three residential construction and development properties all of which are listed for sale.

Investment Securities

Investment securities available-for-sale are carried at fair value and totaled $24.5 million at September 30, 2009, a decrease of $6.8 million, or 22%, from December 31, 2008 due to the maturity of an investment, normal amortization and the call of an investment prior to its scheduled maturity.  Investment securities classified as held-to-maturity were $8.0 million at September 30, 2009, a decrease of $931,000, or 10%, from December 31, 2008 as a result of normal amortization.

Short-term Investments

Cash and cash equivalents increased by $3.4 million since December 31, 2008 and equaled $7.9 million at September 30, 2009.  Excess liquidity was held at the Federal Reserve Bank in an interest bearing account versus being invested in overnight federal funds sold.  Federal funds sold at September 30, 2009 were zero, compared to $215,000 at December 31, 2008.

Deposits

Deposits, in conjunction with borrowed funds, are the Bank’s primary source of funds.  Total deposits were $194.2 million at September 30, 2009, a $2.4 million (or 1%) decrease since December 31, 2008.  A significant portion of the decline in deposits during the first nine months of 2009 was the $7.7 million decrease of higher cost time deposits.  There was also a $1.0 million decrease in personal and commercial money markets and NOW accounts since December 2008.  Demand deposits increased $1.5 million and savings accounts increased $4.8 million since December 31, 2008.

To attract new core deposits, the Bank periodically conducts deposit promotion campaigns that are comprised of newspaper, radio and outdoor advertisements, competitive pricing and in-branch promotions.  These programs continue to generate increases in customer relationships.  Management believes that the new relationships that result from these marketing efforts provide valuable opportunities to cross-sell other deposit and loan products and services, as well as build a solid base of core deposits.

Borrowed Funds

Borrowed funds include Federal Home Loan Bank advances, federal funds purchased, subordinated debentures and securities under agreement to repurchase.  During the first nine months of 2009, these items decreased $6.6 million or 8.5%, primarily due to a $3.0 million decrease in federal funds purchased.  Advances from the Federal Home Loan Bank of Boston decreased by $1.0 million since the end of 2008.  There was also a reduction in the balance of securities under agreement to repurchase, which declined by $2.6 million, or 23%, from December 31, 2008.  At September 30, 2009, the Bank had no federal funds purchased.

Stockholders’ Equity

Stockholders’ equity at September 30, 2009 was $19.9 million, an increase of $407,000 from December 31, 2008.  The increase was due to, the $98,000 impact of the accounting treatment for share-based compensation and the $474,000 (net of taxes) increase in the market value of available-for sale investment securities that resulted from movements in market interest rates.  The current level of net unrealized gains on available-for-sale investment securities is $603,000, net of taxes.  Book value per basic and diluted share at September 30, 2009 was $8.73, compared to the $8.56 at December 31, 2008.

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

The Company’s most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $7.9 million, an increase of $3.4 million since December 2008, and no funds were invested in overnight federal funds sold.  Securities classified as available-for-sale, which provides a supplementary source of liquidity, totaled $24.5 million at September 30, 2009.  In addition, at September 30, 2009, the Company had the ability to borrow an additional $22.4 million from a combination of Federal Home Loan Bank of Boston advances and federal funds purchased lines of credit.

At September 30, 2009, the Company had $16.0 million in loan commitments and unadvanced loan proceeds outstanding.  In addition to commitments to originate loans, the Company had $49.9 million in unused and secured lines of credit.  Certificates of deposit due within one year of September 30, 2009 totaled $95.0 million, or 49% of total deposits.  If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other certificates of deposit or other borrowed funds.  Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than the Company currently pays on its certificates of deposit.  The Company believes, however, based on past experience that a significant portion of our certificates of deposit will remain with the Company.  The Company has the ability to attract and retain deposits by adjusting the offered interest rates.

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

Under applicable provisions of federal law, the Company and the Bank must meet specific quantitative capital requirements.  As of September 30, 2009, the Company’s and the Bank’s Tier 1 Leverage Capital ratios were 8.05% and 7.90%, respectively.  The Company’s Tier 1 and Total Risk-Based Capital ratios were 10.22% and 12.21%, respectively. The Bank’s Tier 1 and Total Risk-Based Capital ratios were 10.03% and 11.28%, respectively.  These levels of capital place the Company and the Bank above the regulatory guidelines and requirements, which provides the opportunity to take advantage of business opportunities while ensuring that it has the resources to protect against risk inherent in its business.  At September 30, 2009, the Company and the Bank were “well capitalized” as defined by federal regulations.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4T - Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the fiscal quarter covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or which are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1 – Legal Proceedings

The Company is not involved in any pending legal proceedings.  The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  As of September 30, 2009, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of common stock during the quarter ended September 30, 2009 and had no publicly announced repurchase programs as of September 30, 2009.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to Vote of Security Holders

None.

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
    (3) Incorporated by reference in this document to the Annual Report on Form 10-KSB for the year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB FINANCIAL CORP.

Date: November 13, 2009	By: /s/ Charles R. Valade
Charles R. Valade
President and Chief Executive Officer

Date: November 13, 2009	By: /s/ Kimberly M. Anderson
Kimberly M. Anderson
Treasurer and Principal Financial Officer